Form 10-Q
period 2023-06-30
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2023-08-09
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to                       .

COMMISSION FILE NUMBER:
333-271072 (Sinclair, Inc.)
000-26076 (Sinclair Broadcast Group, LLC)

Sinclair, Inc.
Sinclair Broadcast Group, LLC
(Exact name of Registrant as specified in its charter)

Maryland	92-1076143 (Sinclair, Inc.)
Maryland	52-1494660 (Sinclair Broadcast Group, LLC)
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Hunt Valley, Maryland 21030
(Address of principal executive office, zip code)

(410) 568-1500
(Registrant's telephone number, including area code)

Sinclair Broadcast Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered by Sinclair, Inc. pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $ 0.01 per share	SBGI	The NASDAQ Stock Market LLC

Securities registered by Sinclair Broadcast Group, LLC pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Sinclair, Inc.	Yes	☒	No	☐

Sinclair Broadcast Group, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file).

Sinclair, Inc.	Yes	☒	No	☐

Sinclair Broadcast Group, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Sinclair, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

Sinclair Broadcast Group, LLC	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Sinclair, Inc.	☐

Sinclair Broadcast Group, LLC	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sinclair, Inc.	Yes	☐	No	☒

Sinclair Broadcast Group, LLC	Yes	☐	No	☒

As of August 7, 2023, there were 39,649,259 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

GENERAL

This combined report on Form 10-Q is filed by both Sinclair, Inc. ("Sinclair") and Sinclair Broadcast Group, LLC ("SBG"). Certain information contained in this document relating to SBG is filed by Sinclair and separately by SBG. SBG makes no representation as to information relating to Sinclair or its subsidiaries, except as it may relate to SBG and its subsidiaries. References in this report to "we," "us," "our," the "Company" and similar terms refer to Sinclair and its consolidated subsidiaries, including SBG, unless context indicates otherwise. As described under Company Reorganization in Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements below, upon consummation of the Reorganization (as defined therein) on June 1, 2023, Sinclair became the successor issuer to Sinclair Broadcast Group, Inc. ("Old Sinclair"), which, immediately following the Reorganization was converted into a limited liability company. SBG files reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") solely to comply with Section 1018(a) of the indenture governing the 5.125% Senior Notes due 2027 of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG. References to SBG herein may also include its predecessor, Old Sinclair, as context indicates.

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, and the U.S. Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things, the following risks. All risk factors are deemed to be related to both Sinclair and its subsidiaries, including SBG. Any risks only applicable to Sinclair are denoted as such.

Industry risks

•The business conditions of our advertisers, particularly in the political, automotive and service categories;
•the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;
•subscriber churn due to the impact of technological changes, the proliferation of over-the-top ("OTT") direct to consumer platforms, and economic conditions on consumers desire to pay for subscription services;
•the loss of appeal of our local news, network content, syndicated program content and sports programming, which may be unpredictable;
•the availability and cost of programming from networks and syndicators, as well as the cost of internally originated programming;
•for Sinclair, the availability and cost of rights to air professional tennis tournaments;

•our relationships with networks and their strategies to distribute their programming via means other than their local television affiliates, such as OTT or direct-to-consumer content;
•labor disputes and legislation and other union activity associated with film, acting, writing, and other guilds;
•the broadcasting community's ability to develop and adopt a viable mobile digital broadcast television ("mobile DTV") strategy and platform, such as the adoption of a next generation broadcast standard ("NextGen TV"), and the consumer's appetite for mobile television;
•the impact of programming payments charged by networks pursuant to their affiliation agreements with broadcasters requiring compensation for network programming;
•the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;
•changes in television rating measurement methodologies that could negatively impact audience results;
•the ability of local multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors") to coordinate and determine local advertising rates as a consortium;
•the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast; and
•the impact of Distributors and OTTs offering "skinny" programming bundles that may not include television broadcast stations or other programming that we distribute.

Regulatory risks

•the Federal Communications Commission ("FCC") task force appointed to help ensure a smoother roll-out of NextGen TV could impact business-use cases for the NextGen TV technology and the timeframe for the discontinuance of ATSC 1.0;
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to joint sales agreements ("JSA"), shared services agreements ("SSA"), cross ownership rules, the national ownership cap and the UHF discount), arbitrary enforcement of indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
•the impact of FCC and Congressional efforts which may restrict a television station's retransmission consent negotiations;
•the impact of FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;
•our ability to obtain regulatory approval for transactions related to FCC licenses;
•our ability to execute on our initiatives and goals related to environmental, social and governance ("ESG") matters and the increasing legal and regulatory focus on ESG;
•the impact of foreign government rules related to digital and online assets; and
•the potential impact from the elimination of rules prohibiting mergers of the four major television networks.

Risks specific to us

•the bankruptcy proceedings involving Diamond Sports Group, LLC ("DSG"), an independently managed and unconsolidated subsidiary of Sinclair; DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC may require us to pay monetary damages, which could materially and adversely affect our financial position and results of operations;
•the impact of the war in Ukraine including related disruption to supply chains and the increased price of energy, all of which affect our operations as well as those of our advertisers;
•our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic and addressable advertising through business partnership ventures and the development of technology;
•our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;
•our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results;
•our ability to successfully implement and monetize our own content management system designed to provide our viewers significantly improved content via the internet and other digital platforms;
•our ability to successfully renegotiate retransmission consent and distribution agreements for our existing and any acquired businesses with favorable terms;

•the ability of stations which we consolidate, but do not negotiate on their behalf, to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements and comply with laws and regulations that apply to them;
•our ability to renew our FCC licenses;
•our ability to identify investment opportunities;
•our ability to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, other original programming, mobile DTV, and FAST channels;
•our ability to maintain our affiliation and programming service agreements with our networks and program service providers and, at renewal, to successfully negotiate these agreements with favorable terms;
•our ability to generate synergies and leverage new revenue opportunities;
•changes in the makeup of the population in the areas where our stations are located;
•our ability to effectively respond to technology affecting our industry;
•our ability to deploy NextGen TV nationwide, as well as monetize the associated technology;
•the strength of ratings for our local news broadcasts including our news sharing arrangements;
•risks associated with the use of artificial intelligence by us and third parties, including our use in the operations of our business;
•the results of prior year tax audits by taxing authorities;
•for Sinclair, our ability to execute on our investment and growth strategies related to our subsidiary Sinclair Ventures, LLC ("Ventures"); and
•our ability to monetize our investments in real estate, venture capital and private equity holdings, and direct strategic investments in companies.

General risks

•The impact of changes in national and regional economies and credit and capital markets;
•loss of consumer confidence;
•the potential impact of changes in tax law;
•the activities of our competitors;
•acts of violence or war, such as the war in Ukraine, and other geopolitical events;
•natural disasters and pandemics (such as the outbreak and worldwide spread of COVID-19) that impact our employees, Distributors, advertisers, suppliers, stations and networks; and
•cybersecurity incidents, data privacy, and other information technology failures have, and in the future, may, adversely affect us and disrupt our operations.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and Old Sinclair's Annual Report on Form 10-K for the year ended December 31, 2022, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.
 SINCLAIR BROADCAST GROUP, LLC

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$728	$884
Accounts receivable, net of allowance for doubtful accounts of $5 as of both periods	582	612
Income taxes receivable	6	5
Prepaid expenses and other current assets	190	182
Total current assets	1,506	1,683
Property and equipment, net	715	728
Operating lease assets	133	145
Goodwill	2,082	2,088
Indefinite-lived intangible assets	150	150
Customer relationships, net	405	444
Other definite-lived intangible assets, net	458	502
Other assets	752	964
Total assets (a)	$6,201	$6,704

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$452	$397
Current portion of notes payable, finance leases, and commercial bank financing	37	38
Current portion of operating lease liabilities	21	23
Current portion of program contracts payable	48	83
Other current liabilities	66	67
Total current liabilities	624	608
Notes payable, finance leases, and commercial bank financing, less current portion	4,185	4,227
Operating lease liabilities, less current portion	145	154
Program contracts payable, less current portion	7	10
Deferred tax liabilities	387	610
Other long-term liabilities	212	220
Total liabilities (a)	5,560	5,829
Commitments and contingencies (See Note 5)
Redeemable noncontrolling interests	—	194
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 39,274,843 and 45,847,879 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	510	624
Retained earnings	184	122
Accumulated other comprehensive income	7	1
Total Sinclair shareholders' equity	702	748
Noncontrolling interests	(61)	(67)
Total equity	641	681
Total liabilities, redeemable noncontrolling interests, and equity	$6,201	$6,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of June 30, 2023 and December 31, 2022 include total assets of variable interest entities ("VIE") of $78 million and $115 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2023 and December 31, 2022 include total liabilities of VIEs of $16 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Media revenues	$761	$831	$1,527	$2,106
Non-media revenues	7	6	14	19
Total revenues	768	837	1,541	2,125

OPERATING EXPENSES:
Media programming and production expenses	413	403	811	1,161
Media selling, general and administrative expenses	190	195	381	415
Amortization of program contract costs	19	21	41	46
Non-media expenses	9	10	21	23
Depreciation of property and equipment	32	24	56	52
Corporate general and administrative expenses	62	38	120	85
Amortization of definite-lived intangible assets	41	43	82	136
Gain on deconsolidation of subsidiary	—	—	—	(3,357)
Loss (gain) on asset dispositions and other, net of impairment	5	(4)	11	(9)
Total operating expenses (gains)	771	730	1,523	(1,448)
Operating (loss) income	(3)	107	18	3,573

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(76)	(54)	(150)	(169)
Gain on extinguishment of debt	11	3	11	3
(Loss) income from equity method investments	(1)	3	30	15
Other expense, net	(38)	(105)	(27)	(165)
Total other expense, net	(104)	(153)	(136)	(316)
(Loss) income before income taxes	(107)	(46)	(118)	3,257
INCOME TAX BENEFIT (PROVISION)	20	40	224	(647)
NET (LOSS) INCOME	(87)	(6)	106	2,610
Net (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(9)
Net income attributable to the noncontrolling interests	(2)	—	(14)	(25)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR	$(89)	$(11)	$96	$2,576

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$(1.38)	$(0.17)	$1.44	$36.00
Diluted earnings per share	$(1.38)	$(0.17)	$1.43	$36.00
Basic weighted average common shares outstanding (in thousands)	64,012	70,897	66,862	71,527
Diluted weighted average common and common equivalent shares outstanding (in thousands)	64,012	70,897	66,947	71,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(87)	$(6)	$106	$2,610
Unrealized gain on interest rate swap, net of tax	9	—	6	—
Share of other comprehensive income of equity method investments	—	—	—	3
Comprehensive (loss) income	(78)	(6)	112	2,613
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(9)
Comprehensive income attributable to the noncontrolling interests	(2)	—	(14)	(25)
Comprehensive (loss) income attributable to Sinclair	$(80)	$(11)	$102	$2,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2022
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, March 31, 2022	$184	47,934,815	$1	23,775,056	$—	$657	$109	$(2)	$(62)	$703
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(19)	—	—	(19)
Repurchases of Class A Common Stock	—	(1,585,834)	—	—	—	(36)	—	—	—	(36)
Class A Common Stock issued pursuant to employee benefit plans	—	121,565	—	—	—	7	—	—	—	7
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	—	(2)	(2)
Net income (loss)	5	—	—	—	—	—	(11)	—	—	(11)
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642

	Six Months Ended June 30, 2022
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	—	(37)	—	—	(37)
Repurchases of Class A Common Stock	—	(4,058,319)	—	—	—	(104)	—	—	—	(104)
Class A Common Stock issued pursuant to employee benefit plans	—	1,214,562	—	—	—	41	—	—	—	41
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	—	—	—	3	—	3
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	9	—	—	—	—	—	2,576	—	25	2,601
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2023
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, March 31, 2023	$—	44,360,502	$1	23,775,056	$—	$602	$289	$(2)	$(59)	$831
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases of Class A Common Stock	—	(5,201,809)	—	—	—	(100)	—	—	—	(100)
Class A Common Stock issued pursuant to employee benefit plans	—	116,150	—	—	—	8	—	—	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	9	—	9
Net (loss) income	—	—	—	—	—	—	(89)	—	2	(87)
BALANCE, June 30, 2023	$—	39,274,843	$1	23,775,056	$—	$510	$184	$7	$(61)	$641

	Six Months Ended June 30, 2023
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	—	(34)	—	—	(34)
Repurchases of Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Class A Common Stock issued pursuant to employee benefit plans	—	2,211,986	—	—	—	39	—	—	—	39
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Redemption, net	(190)	—	—	—	—	—	—	—	—	—
Net (loss) income	(4)	—	—	—	—	—	96	—	14	110
BALANCE, June 30, 2023	$—	39,274,843	$1	23,775,056	$—	$510	$184	$7	$(61)	$641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106	$2,610
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of sports programming rights	—	326
Amortization of definite-lived intangible and other assets	82	136
Depreciation of property and equipment	56	52
Amortization of program contract costs	41	46
Stock-based compensation	36	38
Deferred tax (benefit) provision	(227)	654
Loss (gain) on asset dispositions and other, net of impairment	11	(9)
Gain on deconsolidation of subsidiary	—	(3,357)
Income from equity method investments	(30)	(15)
Loss from investments	53	159
Distributions from investments	29	31
Sports programming rights payments	—	(325)
Rebate payments to distributors	—	(15)
Gain on extinguishment of debt	(11)	(3)
Change in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
Decrease in accounts receivable	26	29
Increase in prepaid expenses and other current assets	(47)	(107)
Increase in accounts payable and accrued and other current liabilities	62	29
Net change in net income taxes payable/receivable	(1)	(21)
Decrease in program contracts payable	(46)	(52)
Other, net	2	1
Net cash flows from operating activities	142	207

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(40)	(45)
Deconsolidation of subsidiary cash	—	(315)
Purchases of investments	(39)	(61)
Distributions from investments	204	81
Other, net	4	11
Net cash flows from (used in) investing activities	129	(329)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	728
Repayments of notes payable, commercial bank financing, and finance leases	(38)	(845)
Repurchase of outstanding Class A Common Stock	(153)	(104)
Dividends paid on Class A and Class B Common Stock	(34)	(36)
Dividends paid on redeemable subsidiary preferred equity	—	(3)
Repurchase of redeemable subsidiary preferred equity	(190)	—
Distributions to noncontrolling interests, net	(8)	(5)
Other, net	(4)	(12)
Net cash flows used in financing activities	(427)	(277)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(156)	(399)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	884	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$728	$420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair, Inc. ("Sinclair") is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platforms, and, prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), regional sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks and professional sports. Additionally, we own digital media companies that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage, and/or operate technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

For the quarter ended June 30, 2023, we had two reportable segments: local media and tennis. Prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), we had one additional reportable segment, local sports. The local media segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 639 channels as of June 30, 2023. For the purpose of this report, these 185 stations and 639 channels are referred to as "our" stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel Plus streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; and Tennis.com. The local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries, and VIEs for which we are the primary beneficiary. Noncontrolling interests represent a minority owner's proportionate share of the equity in certain of our consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of our control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 8. Variable Interest Entities for more information on our VIEs.

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by equity method investees.

Company Reorganization

On April 3, 2023, the company formerly known as Sinclair Broadcast Group, Inc., a Maryland corporation ("Old Sinclair"), entered into an Agreement of Share Exchange and Plan of Reorganization (the "Share Exchange Agreement") with Sinclair, and Sinclair Holdings, LLC, a Maryland limited liability company ("Sinclair Holdings"). The purpose of the transactions contemplated by the Share Exchange Agreement was to effect a holding company reorganization in which Sinclair would become the publicly-traded parent company of Old Sinclair.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Effective at 12:00 am Eastern U.S. time on June 1, 2023 (the "Share Exchange Effective Time"), pursuant to the Share Exchange Agreement and Articles of Share Exchange filed with the Maryland State Department of Assessments and Taxation, the share exchange between Sinclair and Old Sinclair was completed (the "Share Exchange"). In the Share Exchange, (i) each share or fraction of a share of Old Sinclair's Class A common stock, par value $0.01 per share ("Old Sinclair Class A Common Shares"), outstanding immediately prior to the Share Exchange Effective Time was exchanged on a one-for-one basis for an equivalent share of Sinclair's Class A common stock, par value $0.01 per share ("Sinclair Class A Common Shares"), and (ii) each share or fraction of a share of Old Sinclair's Class B common stock, par value $0.01 per share ("Old Sinclair Class B Common Shares"), outstanding immediately prior to the Share Exchange Effective Time was exchanged on a one-for-one basis for an equivalent share of Sinclair’s Class B common stock, par value $0.01 per share ("Sinclair Class B Common Shares").

Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to a Maryland limited liability company named Sinclair Broadcast Group, LLC ("SBG"). On the day following the Share Exchange Effective Time (June 2, 2023), Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the "Transferred Assets") to Ventures, a new indirect wholly-owned subsidiary of Sinclair. We refer to the Share Exchange and the related steps described above collectively as the "Reorganization." The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Compulse, a marketing technology and managed services company, and Tennis Channel and related assets. As a result of the Reorganization, the local media segment assets are owned and operated by SBG and the assets of the tennis segment and the Transferred Assets are owned and operated by Ventures.

At the Share Exchange Effective Time, Sinclair's articles of incorporation and bylaws were amended and restated to be the same in all material respects as the existing articles of incorporation and bylaws of Old Sinclair immediately prior to the Share Exchange. As a result, the Sinclair Class A Common Shares confer upon the holders thereof the same rights with respect to Sinclair that the holders of the Old Sinclair Class A Common Shares had with respect to Old Sinclair, and the Sinclair Class B Common Shares confer upon the holders thereof the same rights with respect to Sinclair that the holders of the Old Sinclair Class B Common Shares had with respect to Old Sinclair. Sinclair's Board of Directors, including its committees, and senior management team immediately after the Share Exchange were the same as Old Sinclair's immediately before the Share Exchange.

The Reorganization is considered transactions between entities under common control and as SBG and Ventures are both subsidiaries of Sinclair, there was no impact on the consolidated financial statements of Sinclair.

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, Old Sinclair's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH"), completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations for the six months ended June 30, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in our consolidated statements of operations for the six months ended June 30, 2022. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in DSIH under the equity method of accounting. See Note 2. Other Assets for more information.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses in the consolidated financial statements and in the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In October 2021, the FASB issued guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this guidance during the first quarter of 2023. The impact of the adoption did not have a material impact on our consolidated financial statements.

Broadcast Television Programming

We have agreements with programming syndicators for the rights to television programming over contract periods, which generally run from one to three years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast. The portion of program contracts which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.
The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or fair value. Program contract costs are amortized on a straight-line basis except for contracts greater than three years which are amortized utilizing an accelerated method. Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets. Payments of program contract liabilities are typically made on a scheduled basis and are not affected by amortization or fair value adjustments.

Fair value is determined utilizing a discounted cash flow model based on management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. We assess our program contract costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Sports Programming Rights

DSIH has multi-year program rights agreements that provide DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. Prior to the Deconsolidation, we amortized these rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

The National Basketball Association ("NBA") and the National Hockey League ("NHL") postponed games in the fourth quarter of 2021 and rescheduled these games to be played in the first quarter of 2022. The sports rights expense associated with these seasons was recognized over the modified term of these seasons.

Hedge Accounting

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on the Secured Overnight Financing Rate ("SOFR").

We have determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in our consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in our consolidated statements of cash flows. See Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $4 million and $7 million for the six months ended June 30, 2023 and 2022, respectively. Leased assets obtained in exchange for new finance lease liabilities were $1 million for the six months ended June 30, 2022. Non-cash investing activities included property and equipment purchases of $5 million for the six months ended June 30, 2023.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$372	$46	$—	$—	$418
Advertising revenue	293	14	6	(4)	309
Other media, non-media, and intercompany revenues	34	—	8	(1)	41
Total revenues	$699	$60	$14	$(5)	$768

For the six months ended June 30, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$753	$91	$—	$—	$844
Advertising revenue	589	23	12	(6)	618
Other media, non-media, and intercompany revenues	62	1	19	(3)	79
Total revenues	$1,404	$115	$31	$(9)	$1,541

For the three months ended June 30, 2022	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$385	$45	$—	$—	$430
Advertising revenue	343	11	13	(1)	366
Other media, non-media, and intercompany revenues	32	2	14	(7)	41
Total revenues	$760	$58	$27	$(8)	$837

For the six months ended June 30, 2022	Local Media	Tennis	Local Sports	Other	Eliminations	Total
Distribution revenue	$778	$92	$433	$—	$—	$1,303
Advertising revenue	656	19	44	27	(9)	737
Other media, non-media, and intercompany revenues	80	3	5	30	(33)	85
Total revenues	$1,514	$114	$482	$57	$(42)	$2,125

Distribution Revenue. We have agreements with multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors"). We generate distribution revenue through fees received from these Distributors for the right to distribute our stations, other properties, and, prior to the Deconsolidation, RSNs. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions within our broadcast television, digital platforms, and, prior to the Deconsolidation, RSNs.

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $191 million and $200 million as of June 30, 2023 and December 31, 2022, respectively, of which $134 million and $144 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the six months ended June 30, 2023 and 2022, included in the deferred revenue balance as of December 31, 2022 and 2021, was $33 million and $42 million, respectively.

For the three months ended June 30, 2023, two customers accounted for 12% and 10%, respectively, of our total revenues. For the six months ended June 30, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. For the three months ended June 30, 2022, two customers accounted for 11% and 10%, respectively, of our total revenues. For the six months ended June 30, 2022, three customers accounted for 15%, 14%, and 12%, respectively, of our total revenues. As of June 30, 2023, three customers accounted for 11%, 10%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2023 and 2022 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended June 30, 2023 was less than the statutory rate primarily due to non-deductible expenses. Our effective income tax rate for the six months ended June 30, 2023 was greater than the statutory rate primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). Our effective income tax rate for the three months ended June 30, 2022 was greater than the statutory rate primarily due to an increase in valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). Our effective income tax rate for the six months ended June 30, 2022 approximated our statutory rate.

We believe that our liability for unrecognized tax benefits could be reduced by up to $1 million in the next twelve months, as a result of the expected statute of limitations expirations, and the resolution of examination issues and settlements with tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the six months ended June 30, 2023, we repurchased approximately 8.8 million shares of Class A Common Stock for $151 million. As of June 30, 2023, the total remaining purchase authorization was $547 million. All shares were repurchased under an SEC Rule 10b5-1 plan.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

Subsequent Events

In August 2023, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on September 15, 2023 to holders of record at the close of business on September 1, 2023.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of June 30, 2023 and December 31, 2022 consisted of the following (in millions):

	As of June 30, 2023	As of December 31, 2022
Equity method investments	$130	$113
Other investments	397	442
Note receivable	—	193
Income tax receivable	131	131
Post-retirement plan assets	43	41
Other	51	44
Total other assets	$752	$964

Equity Method Investments

We have a portfolio of investments, including our investment in DSIH (subsequent to the Deconsolidation), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the periods presented.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the three and six months ended June 30, 2023 and 2022, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the YES Network as an equity method investment. We recorded income of $10 million for the six months ended June 30, 2022 related to this investment, which is reflected in (loss) income from equity method investments in our consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of June 30, 2023 and December 31, 2022, we held $186 million and $234 million, respectively, in investments measured at fair value. As of June 30, 2023 and December 31, 2022, we held $197 million and $190 million, respectively, in investments measured at NAV. We recognized fair value adjustment losses of $47 million and $48 million for the three and six months ended June 30, 2023, respectively, and fair value adjustment losses of $105 million and $161 million for the three and six months ended June 30, 2022, respectively, associated with these investments, which are reflected in other expense, net in our consolidated statements of operations. As of June 30, 2023 and December 31, 2022, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $80 million and $88 million, respectively.

Investments accounted for utilizing the measurement alternative were $14 million as of June 30, 2023 and $18 million, net of $7 million of cumulative impairments, as of December 31, 2022. We recorded a $6 million impairment related to one investment for the three and six months ended June 30, 2023, which is reflected in other expense, net in our consolidated statements of operations. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either of the three and six months ended June 30, 2022.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note Receivable

We are party to an Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer eliminated as intercompany transactions and, therefore, are reflected in our consolidated financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. On May 10, 2023, DSPV paid the Company approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. As of June 30, 2023, the note receivable due to the Company had no outstanding balance and, as of December 31, 2022, the note receivable due to the Company was $193 million, which is reflected in other assets in our consolidated balance sheets. The maximum aggregate commitment under the A/R Facility is $50 million and the A/R Facility has a maturity date of September 23, 2024.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of June 30, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of June 30, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2023.

In June 2023, we purchased $3 million, $15 million, and $13 million aggregate principal amount of the 5.125% Senior Notes due 2027, the 5.500% Senior Notes due 2030, and the 4.125% Senior Secured Notes due 2030 (collectively, the notes are referred to as the "STG Notes"), respectively, in open market transactions for consideration of $3 million, $8 million, and $8 million, respectively. The STG Notes acquired in June 2023 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG Notes of $11 million for the three and six months ended June 30, 2023.

In July 2023, we purchased $0.5 million aggregate principal amount of the 5.125% Senior Notes due 2027 in open market transactions for consideration of $0.4 million and repaid $1 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $0.8 million. The STG Notes acquired in July 2023 were canceled immediately following their acquisition.

Finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million and $3 million as of June 30, 2023 and December 31, 2022, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $6 million as of both June 30, 2023 and December 31, 2022. See Note 9. Related Person Transactions.

Debt of variable interest entities and guarantees of third-party obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both June 30, 2023 and December 31, 2022, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both June 30, 2023 and December 31, 2022. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $112 million with annual escalations of 4% for the next six years. We have determined that, as of June 30, 2023, it is not probable that we would have to perform under any of these guarantees.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of June 30, 2023, the fair value of the interest rate swap was an asset of $8 million, which is recorded in other assets in our consolidated balance sheets.

4.              REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity in our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity. On August 23, 2019, Diamond Sports Holdings LLC ("DSH"), an indirect parent of Diamond Sports Group, LLC ("DSG") and indirect wholly-owned subsidiary of the Company, issued preferred equity (the "Redeemable Subsidiary Preferred Equity").

Dividends accrued during the six months ended June 30, 2023 were $3 million and during the three and six months ended June 30, 2022 were $3 million and $6 million, respectively, and are reflected in net income attributable to the redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued during all of the six months ended June 30, 2023 and the three and six months ended June 30, 2022 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

The balance, net of issuance costs, and the liquidation preference of the Redeemable Subsidiary Preferred Equity were $194 million and $198 million, respectively, as of December 31, 2022. On February 10, 2023, we purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million, representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase.

5.              COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. Except as noted below, we do not believe the outcome of these matters, individually or in the aggregate, will have a material effect on our financial statements.

FCC Litigation Matters

On May 22, 2020, the Federal Communications Commission ("FCC") released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture ("NAL") issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC's investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation ("Cunningham") station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020, and the petition remains pending.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations' retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, reaffirming the forfeiture order and dismissing (and in the alternative, denying) the Petition for Reconsideration. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as we consolidate these stations as VIEs.

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children's television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of June 30, 2023, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice ("DOJ"). This consent decree resolves the DOJ's investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company's management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys' fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the Defendants' motion to dismiss on November 6, 2020. Since then, the Plaintiffs have served the Defendants with written discovery requests and have begun taking depositions of the employees of the defendants and certain third parties. The Court has set a pretrial schedule which currently requires discovery to be completed by December 15, 2023, or 90 days after the Special Master certifies completion of the privilege review, whichever date is later, and requires briefing on class certification to be completed within 195 days after that date. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

On July 19, 2023, as part of the ongoing bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint, under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG, David D. Smith, Sinclair's Executive Chairman, Christopher S. Ripley, Sinclair's President and Chief Executive Officer, Lucy A. Rutishauser, Sinclair's Executive Vice President & Chief Financial Officer, and Scott Shapiro, Sinclair's Executive Vice President, Corporate Development and Strategy, as defendants.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In the complaint, plaintiffs challenge a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleges, among other things, that the management services agreement entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally's Corporation ("Bally's") transaction in November 2020 through which Bally's acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint alleges that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserts a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs are seeking, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined. The defendants believe the allegations in this lawsuit are without merit and intend to vigorously defend against plaintiffs' claims.

While at this early stage of the proceedings it is not possible to determine the probability of any outcome or probability or amount of any loss, in the event of an unfavorable outcome, Sinclair's subsidiaries may be required to pay monetary damages, which could materially and adversely affect Sinclair's financial and results of operations.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (Numerator)
Net (loss) income	$(87)	$(6)	$106	$2,610
Net (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(9)
Net income attributable to the noncontrolling interests	(2)	—	(14)	(25)
Numerator for basic and diluted earnings per common share available to common shareholders	$(89)	$(11)	$96	$2,576

Shares (Denominator)
Basic weighted-average common shares outstanding	64,012	70,897	66,862	71,527
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	—	85	6
Diluted weighted-average common and common equivalent shares outstanding	64,012	70,897	66,947	71,533

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	3,693	3,645	3,645	3,095

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.              SEGMENT DATA:

During the period ended June 30, 2023 we modified our segment reporting to align with the new organizational structure of the Company discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods have been revised to reflect this new presentation. During the period ended June 30, 2023, we measured segment performance based on operating income (loss). For the quarter ended June 30, 2023, we had two reportable segments, local media and tennis. Prior to the Deconsolidation, we had one additional reportable segment, local sports. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows. Our local sports segment provided viewers with live professional sports content and included the Bally RSNs, Marquee, and our investment in the YES Network, prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States. As a result of the Reorganization, the local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the other Transferred Assets, which are included in other and corporate, are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2023	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,315	$309	$1,577	$—	$6,201

For the three months ended June 30, 2023	Local Media		Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$699	(b)	$60	$14	$(5)	(a)	$768
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	67		5	1	—		73
Amortization of program contract costs	19		—	—	—		19
Corporate general and administrative expenses	46		—	16	—		62
(Gain) loss on asset dispositions and other, net of impairment	(2)		—	7	—		5
Operating income (loss)	22		3	(28)	—		(3)
Interest expense including amortization of debt discount and deferred financing costs	76		—	—	—		76
Loss from equity method investments	—		—	(1)	—		(1)

For the six months ended June 30, 2023	Local Media		Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$1,404	(b)	$115	$31	$(9)	(a)	$1,541
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	126		10	3	(1)		138
Amortization of program contract costs	41		—	—	—		41
Corporate general and administrative expenses	78		—	42	—		120
(Gain) loss on asset dispositions and other, net of impairment	(3)		—	14	—		11
Operating income (loss)	63		21	(66)	—		18
Interest expense including amortization of debt discount and deferred financing costs	150		—	—	—		150
Income from equity method investments	—		—	30	—		30

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2022	Local Media		Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$760	(b)	$58	$27	$(8)	(a)	$837
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	61		5	2	(1)		67
Amortization of program contract costs	21		—	—	—		21
Corporate general and administrative expenses	34		—	4	—		38
Gain on asset dispositions and other, net of impairment	(4)		—	—	—		(4)
Operating income (loss)	116		—	(9)	—		107
Interest expense including amortization of debt discount and deferred financing costs	54		—	3	(3)		54
Income from equity method investments	—		—	3	—		3

For the six months ended June 30, 2022	Local Media		Tennis	Local Sports (c)	Other & Corporate	Eliminations		Consolidated
Revenue	$1,514	(b)	$114	$482	$57	$(42)	(a)	$2,125
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	122		10	54	4	(2)		188
Amortization of sports programming rights	—		—	326	—	—		326
Amortization of program contract costs	46		—	—	—	—		46
Corporate general and administrative expenses	77		—	1	7	—		85
Gain on deconsolidation of subsidiary	—		—	—	(3,357)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(8)		—	—	(1)	—		(9)
Operating income (loss)	211		24	(4)	3,342	—		3,573
Interest expense including amortization of debt discount and deferred financing costs	99		—	72	6	(8)		169
Income from equity method investments	—		—	10	5	—		15

(a)Includes $2 million and $3 million for the three and six months ended June 30, 2023, respectively, and $3 million and $10 million for the three and six months ended June 30, 2022, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation; $1 million for the six months ended June 30, 2023, and $1 million and $25 million for the three and six months ended June 30, 2022, respectively, of revenue for services provided by local media to other and local sports, which is eliminated in consolidation; and $1 million and $2 million for the three and six months ended June 30, 2023, respectively, and $1 million and $2 million for the three and six months ended June 30, 2022, respectively, of intercompany revenue related to certain services provided to local media from tennis, which is eliminated in consolidation.
(b)Includes $14 million and $24 million for the three and six months ended June 30, 2023, respectively, and $10 million and $15 million for the three and six months ended June 30, 2022, respectively, of revenue for services provided by local media under management services agreements after the Deconsolidation, which is not eliminated in consolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(c)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.              VARIABLE INTEREST ENTITIES:

Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational, and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational, and administrative services. In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee. We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee's acquisition financing. The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs. The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.

A subsidiary of DSIH is a party to a joint venture associated with Marquee. Marquee is party to a long term telecast rights agreement which provides the rights to air certain live game telecasts and other content, which we guarantee. In connection with a prior acquisition, we became party to a joint venture associated with one other regional sports network. DSIH participated significantly in the economics and had the power to direct the activities which significantly impacted the economic performance of these regional sports networks, including sales and certain operational services. As of March 1, 2022, as a result of the Deconsolidation, we no longer consolidate these regional sports networks. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Accounts receivable, net	$15	$47
Other current assets	1	3
Total current assets	16	50

Property and equipment, net	11	10
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	36	40
Total assets	$78	$115

LIABILITIES
Current liabilities:
Other current liabilities	$13	$15

Notes payable, finance leases and commercial bank financing, less current portion	6	7
Program contracts payable, less current portion	—	1
Other long-term liabilities	3	3
Total liabilities	$22	$26

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $130 million as of both June 30, 2023 and December 31, 2022, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2023, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $201 million and $187 million as of June 30, 2023 and December 31, 2022, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in (loss) income from equity method investments and other expense, net, respectively, in our consolidated statements of operations. We recorded gains of $3 million and $38 million for the three and six months ended June 30, 2023, respectively, and gains of $5 million and $25 million for the three and six months ended June 30, 2022, respectively, related to these investments.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in our loss of voting control over DSIH. We hold substantially all of the equity of DSIH and provide certain management and general and administrative services to DSIH. However, it was determined that we are not the primary beneficiary because we lack the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for us to provide additional financial support. We are also party to the A/R Facility held by an indirect wholly-owned subsidiary of DSIH which has a maturity date of September 23, 2024. On May 10, 2023, DSPV paid the Company approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. There was no outstanding balance as of June 30, 2023 and an outstanding balance of approximately $193 million as of December 31, 2022. As of June 30, 2023, our aggregate commitment under the A/R Facility is $50 million. See Note Receivable within Note 2. Other Assets.

9.              RELATED PERSON TRANSACTIONS:

Transactions with our controlling shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the "controlling shareholders") are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million and $3 million for the three and six months ended June 30, 2023, respectively, and $1 million and $3 million for the three and six months ended June 30, 2022, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. We incurred expenses of less than $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the "Cunningham Stations"). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 8. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $63 million and $61 million as of June 30, 2023 and December 31, 2022, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2023 and December 31, 2022, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $3 million and $6 million for the three and six months ended June 30, 2023, respectively, and $1 million and $4 million for the three and six months ended June 30, 2022, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $33 million and $69 million for the three and six months ended June 30, 2023, respectively, and $37 million and $71 million for the three and six months ended June 30, 2022, respectively, related to the Cunningham Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 3% on each anniversary and expires in November 2024.

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.5 million and $1 million for the three and six months ended June 30, 2023, respectively, and $1 million for both the three and six months ended June 30, 2022 under these agreements.

MileOne Autogroup Inc.

We sell advertising time to certain operating subsidiaries of MileOne Autogroup, Inc. ("MileOne"), including automobile dealerships, body shops, and an automobile leasing company. David D. Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, MileOne. We received payments for advertising totaling less than $0.1 million for each of the three and six months ended June 30, 2023 and 2022.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Leased property by real estate ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, we accounted for our equity interest in DSIH as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, we entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2023 is $78 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to us calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to the Company over the next four years. Pursuant to this agreement, the local media segment recorded $13 million and $22 million of revenue for the three and six months ended June 30, 2023, respectively, and $10 million and $38 million of revenue for the three and six months ended June 30, 2022, respectively, of which $24 million for the six months ended June 30, 2022 was eliminated in consolidation prior to the Deconsolidation. We will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $2 million and $3 million during the three and six months ended June 30, 2022, respectively.

Note receivable. We received payments totaling $206 million and $209 million during the three and six months ended June 30, 2023, respectively, and $10 million and $60 million during the three and six months ended June 30, 2022, respectively, from DSPV related to the note receivable associated with the A/R Facility, including $199 million from DSPV on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses.

We recorded revenue of $6 million and $11 million during the three and six months ended June 30, 2023, respectively, and $4 million and $5 million during the three and six months ended June 30, 2022, respectively, related to certain other transactions between DSIH and the Company.

Other equity method investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with the Company, in which we provide certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million for the six months ended June 30, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, we accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the six months ended June 30, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $2 million for the six months ended June 30, 2022.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Sports Programming Rights

Affiliates of six professional teams had non-controlling equity interests in certain of DSIH's RSNs. DSIH paid $61 million for the six months ended June 30, 2022 under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in our consolidated statements of operations and cash flows. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively, consisting of salary and bonus. Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company's Board of Directors. Ethan White received total compensation of less than $0.1 million for both the three months ended June 30, 2023 and 2022 and $0.1 million for both the six months ended June 30, 2023 and 2022, consisting of salary and bonus, and was granted 1,252 shares of restricted stock, vesting over two years, during the six months ended June 30, 2023. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended June 30, 2023 and 2022 and $0.1 million for both the six months ended June 30, 2023 and 2022, consisting of salary and bonus. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million for both the three months ended June 30, 2023 and 2022 and $0.1 million for both the six months ended June 30, 2023 and 2022, consisting of salary, and was granted 516 and 302 shares of restricted stock during the six months ended June 30, 2023 and 2022, respectively, vesting over two years.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company's Board of Directors; Robert Smith, a member of the Company's Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended June 30, 2023 and 2022 and $0.4 million for both the six months ended June 30, 2023 and 2022, consisting of salary and bonus. J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended June 30, 2023 and 2022 and $0.4 million for both the six months ended June 30, 2023 and 2022, consisting of salary and bonus.

10.              FAIR VALUE MEASUREMENTS:

Accounting guidance provides for valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). A fair value hierarchy using three broad levels prioritizes the inputs to valuation techniques used to measure fair value. The following is a brief description of those three levels:

•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2023		As of December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$5	N/A	$6
Money market funds	N/A	523	N/A	741
Deferred compensation assets	$43	43	$41	41
Deferred compensation liabilities	40	40	35	35

Level 2:
Investments in equity securities (a)	N/A	123	N/A	153
Interest rate swap (b)	N/A	8	N/A	—
STG (c):
5.500% Senior Notes due 2030	485	281	500	347
5.125% Senior Notes due 2027	278	237	282	230
4.125% Senior Secured Notes due 2030	737	487	750	560
Term Loan B-2, due September 30, 2026	1,251	1,110	1,258	1,198
Term Loan B-3, due April 1, 2028	725	584	729	692
Term Loan B-4, due April 21, 2029	743	559	746	709
Debt of variable interest entities (c)	7	7	8	8
Debt of non-media subsidiaries (c)	16	16	16	16

Level 3:
Investments in equity securities (d)	N/A	58	N/A	75

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of June 30, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $51 million and $56 million as of June 30, 2023 and December 31, 2022, respectively.
(d)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During both the three and six months ended June 30, 2023 we recorded a fair value adjustment loss of $17 million and during the three and six months ended June 30, 2022 we recorded fair value adjustment losses of $74 million and $130 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and six months ended June 30, 2023 and 2022 (in millions):

Options and Warrants
Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Fair value at March 31, 2023	$75	Fair value at December 31, 2022	$75
Measurement adjustments	(17)	Measurement adjustments	(17)
Fair value at June 30, 2023	$58	Fair value at June 30, 2023	$58

Options and Warrants
Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Fair value at March 31, 2022	$226	Fair value at December 31, 2021	$282
Measurement adjustments	(74)	Measurement adjustments	(130)
Fair value at June 30, 2022	$152	Fair value at June 30, 2022	$152

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$368	$884
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	544	612
Income taxes receivable	6	5
Prepaid expenses and other current assets	146	182
Total current assets	1,064	1,683
Property and equipment, net	689	728
Operating lease assets	132	145
Goodwill	2,016	2,088
Indefinite-lived intangible assets	123	150
Customer relationships, net	265	444
Other definite-lived intangible assets, net	450	502
Other assets	255	964
Total assets (a)	$4,994	$6,704

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$378	$397
Current portion of notes payable, finance leases, and commercial bank financing	36	38
Current portion of operating lease liabilities	20	23
Current portion of program contracts payable	48	83
Other current liabilities	56	67
Total current liabilities	538	608
Notes payable, finance leases, and commercial bank financing, less current portion	4,170	4,227
Operating lease liabilities, less current portion	145	154
Program contracts payable, less current portion	7	10
Deferred tax liabilities	394	610
Other long-term liabilities	212	220
Total liabilities (a)	5,466	5,829
Commitments and contingencies (See Note 5)
Redeemable noncontrolling interests	—	194
SBG member's equity:
Accumulated deficit	(418)	—
Accumulated other comprehensive income	7	—
Total SBG member's equity	(411)	—
Old Sinclair shareholders' equity:
Old Sinclair Class A Common Stock, $.01 par value, 500,000,000 shares authorized and 45,847,879 shares issued and outstanding as of December 31, 2022	—	1
Old Sinclair Class B Common Stock, $.01 par value, 140,000,000 shares authorized and 23,775,056 shares issued and outstanding as of December 31, 2022, convertible into Old Sinclair Class A Common Stock	—	—
Additional paid-in capital	—	624
Retained earnings	—	122
Accumulated other comprehensive income	—	1
Total Old Sinclair shareholders' equity	—	748
Noncontrolling interests	(61)	(67)
Total equity	(472)	681
Total liabilities, redeemable noncontrolling interests, and equity	$4,994	$6,704

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     SBG's consolidated total assets as of June 30, 2023 and December 31, 2022 include total assets of variable interest entities ("VIE") of $78 million and $115 million, respectively, which can only be used to settle the obligations of the VIEs. SBG's consolidated total liabilities as of June 30, 2023 and December 31, 2022 include total liabilities of VIEs of $16 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to SBG. See Note 7. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Media revenues	$740	$831	$1,506	$2,106
Non-media revenues	3	6	10	19
Total revenues	743	837	1,516	2,125

OPERATING EXPENSES:
Media programming and production expenses	397	403	795	1,161
Media selling, general and administrative expenses	184	195	375	415
Amortization of program contract costs	19	21	41	46
Non-media expenses	7	10	19	23
Depreciation of property and equipment	31	24	55	52
Corporate general and administrative expenses	58	38	116	85
Amortization of definite-lived intangible assets	39	43	80	136
Gain on deconsolidation of subsidiary	—	—	—	(3,357)
Loss (gain) on asset dispositions and other, net of impairment	4	(4)	10	(9)
Total operating expenses (gains)	739	730	1,491	(1,448)
Operating income	4	107	25	3,573

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(76)	(54)	(150)	(169)
Gain on extinguishment of debt	11	3	11	3
Income from equity method investments	—	3	31	15
Other expense, net	(64)	(105)	(53)	(165)
Total other expense, net	(129)	(153)	(161)	(316)
(Loss) income before income taxes	(125)	(46)	(136)	3,257
INCOME TAX BENEFIT (PROVISION)	26	40	230	(647)
NET (LOSS) INCOME	(99)	(6)	94	2,610
Net (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(9)
Net income attributable to the noncontrolling interests	(2)	—	(14)	(25)
NET (LOSS) INCOME ATTRIBUTABLE TO SBG	$(101)	$(11)	$84	$2,576

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(99)	$(6)	$94	$2,610
Unrealized gain on interest rate swap, net of tax	9	—	6	—
Share of other comprehensive income of equity method investments	—	—	—	3
Comprehensive (loss) income	(90)	(6)	100	2,613
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(9)
Comprehensive income attributable to the noncontrolling interests	(2)	—	(14)	(25)
Comprehensive (loss) income attributable to SBG	$(92)	$(11)	$90	$2,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2022
		Old Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, March 31, 2022	$184	47,934,815	$1	23,775,056	$—	$657	$109	$(2)	$(62)	$703
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(19)	—	—	(19)
Repurchases of Old Sinclair Class A Common Stock	—	(1,585,834)	—	—	—	(36)	—	—	—	(36)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	121,565	—	—	—	7	—	—	—	7
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	—	(2)	(2)
Net income (loss)	5	—	—	—	—	—	(11)	—	—	(11)
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642

	Six Months Ended June 30, 2022
		Old Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	—	(37)	—	—	(37)
Repurchases of Old Sinclair Class A Common Stock	—	(4,058,319)	—	—	—	(104)	—	—	—	(104)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	1,214,562	—	—	—	41	—	—	—	41
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	—	—	—	3	—	3
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	9	—	—	—	—	—	2,576	—	25	2,601
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2023
		SBG Member
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Member's Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, March 31, 2023	$—	44,360,502	$1	23,775,056	$—	$602	$289	$(2)	$(59)	$831
Repurchases of Old Sinclair Class A Common Stock	—	(5,201,809)	—	—	—	(100)	—	—	—	(100)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	178,722	—	—	—	9	—	—	—	9
Old Sinclair Class A and Class B Common Stock converted to SBG member's equity	—	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	—	(511)	(606)	—	(1)	(1,118)
Distributions to noncontrolling interests	—	—	—	—	—	—		—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	—	9	—	9
Net (loss) income	—	—	—	—	—	—	(101)	—	2	(99)
BALANCE, June 30, 2023	$—	—	$—	—	$—	$—	$(418)	$7	$(61)	$(472)

	Six Months Ended June 30, 2023
		SBG Member
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Member's Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Old Sinclair Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	2,274,558	—	—	—	40	—	—	—	40
Old Sinclair Class A and Class B Common Stock converted to SBG member's equity	—	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	—	(511)	(606)	—	(1)	(1,118)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Net (loss) income	(4)	—	—	—	—	—	84	—	14	98
BALANCE, June 30, 2023	$—	—	$—	—	$—	$—	$(418)	$7	$(61)	$(472)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94	$2,610
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of sports programming rights	—	326
Amortization of definite-lived intangible and other assets	80	136
Depreciation of property and equipment	55	52
Amortization of program contract costs	41	46
Stock-based compensation	34	38
Deferred tax (benefit) provision	(232)	654
Loss (gain) on asset dispositions and other, net of impairment	10	(9)
Gain on deconsolidation of subsidiary	—	(3,357)
Income from equity method investments	(31)	(15)
Loss from investments	78	159
Distributions from investments	28	31
Sports programming rights payments	—	(325)
Rebate payments to distributors	—	(15)
Gain on extinguishment of debt	(11)	(3)
Change in assets and liabilities, net of acquisitions, deconsolidation of subsidiary, and asset transfer to Ventures:
Decrease in accounts receivable	33	29
Increase in prepaid expenses and other current assets	(34)	(107)
Increase in accounts payable and accrued and other current liabilities	21	29
Net change in net income taxes payable/receivable	(1)	(21)
Decrease in program contracts payable	(46)	(52)
Other, net	3	1
Net cash flows from operating activities	122	207

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(41)	(45)
Deconsolidation of subsidiary cash	—	(315)
Purchases of investments	(37)	(61)
Distributions from investments	204	81
Other, net	4	11
Net cash flows from (used in) investing activities	130	(329)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	728
Repayments of notes payable, commercial bank financing, and finance leases	(37)	(845)
Repurchase of outstanding Old Sinclair Class A Common Stock	(153)	(104)
Dividends paid on Old Sinclair Class A and Class B Common Stock	(18)	(36)
Dividends paid on redeemable subsidiary preferred equity	—	(3)
Repurchase of redeemable subsidiary preferred equity	(190)	—
Distributions to member	(360)	—
Distributions to noncontrolling interests, net	(7)	(5)
Other, net	(3)	(12)
Net cash flows used in financing activities	(768)	(277)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(516)	(399)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	884	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$368	$420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, LLC ("SBG"), a Maryland limited liability company and a wholly owned subsidiary of Sinclair, Inc. ("Sinclair"), is a diversified media company with national reach and a strong focus on providing high-quality content on SBG's local television stations, digital properties, and regional sports networks (prior to the Deconsolidation, as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC). The content, distributed through SBG's broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by SBG and SBG owned networks, and, prior to the Deconsolidation, college and professional sports. Additionally, prior to the Reorganization (as defined below in Company Reorganization), SBG had interests in, owned, managed, and/or operated Tennis Channel, digital media companies, technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

For the quarter ended June 30, 2023, SBG had one reportable segment: local media. Prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), SBG had one additional reportable segment: local sports. The local media segment consists primarily of SBG's 185 broadcast television stations in 86 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 639 channels as of June 30, 2023. For the purpose of this report, these 185 stations and 639 channels are referred to as "SBG" stations and channels. The local sports segment consisted primarily of the Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from SBG's financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, the Bally RSNs and Marquee are referred to as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Principles of Consolidation

The consolidated financial statements include SBG's accounts and those of SBG's wholly-owned and majority-owned subsidiaries, and VIEs for which SBG is the primary beneficiary. Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of SBG's consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of SBG's control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

SBG consolidates VIEs when SBG is the primary beneficiary. SBG is the primary beneficiary of a VIE when SBG has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 7. Variable Interest Entities for more information on SBG's VIEs.

Investments in entities over which SBG has significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents SBG's proportionate share of net income generated by equity method investees.

Company Reorganization

On April 3, 2023, the company formerly known as Sinclair Broadcast Group, Inc., a Maryland corporation ("Old Sinclair"), entered into an Agreement of Share Exchange and Plan of Reorganization (the "Share Exchange Agreement") with Sinclair and Sinclair Holdings, LLC, a Maryland limited liability company ("Sinclair Holdings"). The purpose of the transactions contemplated by the Share Exchange Agreement was to effect a holding company reorganization in which Sinclair would become the publicly-traded parent company of Old Sinclair.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Effective at 12:00 am Eastern U.S. time on June 1, 2023 (the "Share Exchange Effective Time"), pursuant to the Share Exchange Agreement and Articles of Share Exchange filed with the Maryland State Department of Assessments and Taxation, the share exchange between Sinclair and Old Sinclair was completed (the "Share Exchange"). Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to a Maryland limited liability company named Sinclair Broadcast Group, LLC. On the day following the Share Exchange Effective Time, Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the "Transferred Assets") to Sinclair Ventures, LLC, a new indirect wholly-owned subsidiary of Sinclair ("Ventures"). We refer to the Share Exchange and the related steps described above collectively as the "Reorganization." The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Compulse, a marketing technology and managed services company, and Tennis Channel and related assets.

As a result of the Reorganization, SBG's consolidated statement of operations for the three months ended June 30, 2023 includes two months of activity related to the Transferred Assets and for the six months ended June 30, 2023 includes five months of activity related to the Transferred Assets prior to the Reorganization. Subsequent to June 1, 2023, the assets and liabilities of the Transferred Assets are no longer included within SBG's consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with the Transferred Assets are referring to the periods prior to the Reorganization.

The Reorganization is considered transactions between entities under common control and therefore the Transferred Assets were transferred from SBG to Ventures at a net book value of $1,118 million, which is recognized in SBG's consolidated statements of equity and redeemable noncontrolling interests as a dividend to SBG's parent.

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, Old Sinclair's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH"), completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in SBG's loss of voting control. As a result, DSIH, whose operations represented the entirety of SBG's local sports segment, was deconsolidated from SBG's consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). SBG's consolidated statement of operations for the six months ended June 30, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within SBG's consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, SBG recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in SBG's consolidated statements of operations for the six months ended June 30, 2022. Subsequent to the Deconsolidation, SBG's equity ownership interest in DSIH is accounted for under the equity method of accounting. See Note 2. Other Assets for more information.

Interim Financial Statements

SBG's consolidated financial statements for the three and six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the SEC, SBG's consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in Old Sinclair's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. SBG's consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses in the consolidated financial statements and in the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In October 2021, the FASB issued guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. SBG adopted this guidance during the first quarter of 2023. The impact of the adoption did not have a material impact on SBG's consolidated financial statements.

Broadcast Television Programming

SBG has agreements with programming syndicators for the rights to television programming over contract periods, which generally run from one to seven years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast. The portion of program contracts which becomes payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.
The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or fair value. Program contract costs are amortized on a straight-line basis except for contracts greater than three years which are amortized utilizing an accelerated method. Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets. Payments of program contract liabilities are typically made on a scheduled basis and are not affected by amortization or fair value adjustments.

Fair value is determined utilizing a discounted cash flow model based on management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. SBG assesses the program contract costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value.

Sports Programming Rights

DSIH has multi-year program rights agreements that provide DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. Prior to the Deconsolidation, SBG amortized these rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

The National Basketball Association ("NBA") and the National Hockey League ("NHL") postponed games in the fourth quarter of 2021 and rescheduled these games to be played in the first quarter of 2022. The sports rights expense associated with these seasons was recognized over the modified term of these seasons.

Hedge Accounting

SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on the Secured Overnight Financing Rate ("SOFR").

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SBG has determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in SBG's consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in SBG's consolidated statements of cash flows. See Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $3 million and $7 million for the six months ended June 30, 2023 and 2022, respectively. Leased assets obtained in exchange for new finance lease liabilities were $1 million for the six months ended June 30, 2022. Non-cash investing activities included property and equipment purchases of $5 million for the six months ended June 30, 2023.

As part of the Reorganization, SBG made a noncash distribution of $758 million to Ventures for the six months ended June 30, 2023, which represents the book value of the net assets distributed. See Company Reorganization above.

Revenue Recognition

The following table presents SBG's revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2023	Local Media	Other	Eliminations	Total
Distribution revenue	$372	$31	$—	$403
Advertising revenue	293	13	(3)	303
Other media, non-media, and intercompany revenues	34	3	—	37
Total revenues	$699	$47	$(3)	$743

For the six months ended June 30, 2023	Local Media	Other	Eliminations	Total
Distribution revenue	$753	$76	$—	$829
Advertising revenue	589	29	(5)	613
Other media, non-media, and intercompany revenues	62	14	(2)	74
Total revenues	$1,404	$119	$(7)	$1,516

For the three months ended June 30, 2022	Local Media	Other	Eliminations	Total
Distribution revenue	$385	$45	$—	$430
Advertising revenue	343	25	(2)	366
Other media, non-media, and intercompany revenues	32	15	(6)	41
Total revenues	$760	$85	$(8)	$837

For the six months ended June 30, 2022	Local Media	Local Sports	Other	Eliminations	Total
Distribution revenue	$778	$433	$92	$—	$1,303
Advertising revenue	656	44	47	(10)	737
Other media, non-media, and intercompany revenues	80	5	32	(32)	85
Total revenues	$1,514	$482	$171	$(42)	$2,125

Distribution Revenue. SBG has agreements with multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors"). SBG generates distribution revenue through fees received from these Distributors for the right to distribute SBG's stations, other properties, and, prior to the Deconsolidation, RSNs. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to SBG's customers (as usage occurs) which corresponds with the satisfaction of SBG's performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. SBG's customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Advertising Revenue. SBG generates advertising revenue primarily from the sale of advertising spots/impressions within broadcast television, digital platforms, and, prior to the Deconsolidation, RSNs.

In accordance with ASC 606, SBG does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG's consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $181 million and $200 million as of June 30, 2023 and December 31, 2022, respectively, of which $134 million and $144 million, respectively, was reflected in other long-term liabilities in SBG's consolidated balance sheets. Deferred revenue recognized during the six months ended June 30, 2023 and 2022, included in the deferred revenue balance as of December 31, 2022 and 2021, was $32 million and $42 million, respectively.

For the three months ended June 30, 2023, two customers accounted for 12% and 10%, respectively, of SBG's total revenues. For the six months ended June 30, 2023, two customers accounted for 11% and 10%, respectively, of SBG's total revenues. For the three months ended June 30, 2022, two customers accounted for 11% and 10%, respectively, of SBG's total revenues. For the six months ended June 30, 2022, three customers accounted for 15%, 14%, and 12%, respectively, of SBG's total revenues. As of June 30, 2023, three customers accounted for 11%, 11%, and 10%, respectively, of SBG's accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of SBG's accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

SBG's (provision) benefit for taxes and deferred tax balances have been calculated on a separate return basis as if SBG filed its own tax returns, although its operations are included in the Sinclair consolidated tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if SBG were a separate taxpayer and a standalone enterprise.

SBG's income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2023 and 2022 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG's ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG's underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of SBG's available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

SBG's effective income tax rate for the three months ended June 30, 2023 was less than the statutory rate primarily due to non-deductible expenses. SBG's effective income tax rate for the six months ended June 30, 2023 was greater than the statutory rate primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). SBG's effective income tax rate for the three months ended June 30, 2022 was greater than the statutory rate primarily due to an increase in valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). SBG's effective income tax rate for the six months ended June 30, 2022 approximated SBG's statutory rate.

SBG believes that its liability for unrecognized tax benefits could be reduced by up to $1 million, in the next twelve months, as a result of the expected statute of limitations expirations, and the resolution of examination issues and settlements with tax authorities.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Share Repurchase Program

For the six months ended June 30, 2023, SBG repurchased approximately 8.8 million shares of Old Sinclair Class A Common Stock for $151 million. All shares were repurchased under an SEC Rule 10b5-1 plan, which is no longer applicable subsequent to the Reorganization.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              OTHER ASSETS:

Other assets as of June 30, 2023 and December 31, 2022 consisted of the following (in millions):

	As of June 30, 2023	As of December 31, 2022
Equity method investments (a)	$1	$113
Other investments (a)	26	442
Note receivable (a)	—	193
Income tax receivable	131	131
Post-retirement plan assets	43	41
Other	54	44
Total other assets	$255	$964

(a)The note receivable and certain of the equity method and other investments were transferred to Ventures as part of the Reorganization.

Equity Method Investments

Prior to the Reorganization, SBG had a portfolio of investments, including a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. Subsequent to the Deconsolidation, SBG has an investment in DSIH that is accounted for under the equity method of accounting. No investments were individually significant for the periods presented.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, SBG's equity interest in DSIH is accounted for under the equity method of accounting. As of March 1, 2022, SBG reflected the investment in DSIH at fair value, which was determined to be nominal. For the three and six months ended June 30, 2023 and 2022, SBG recorded no equity method loss related to the investment because the carrying value of the investment is zero and SBG is not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

YES Network Investment. Prior to the Deconsolidation, SBG's investment in the YES Network was accounted for as an equity method investment. SBG recorded income of $10 million for the six months ended June 30, 2022 related to this investment, which is reflected in (loss) income from equity method investments in SBG's consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

SBG's investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

All of the investments measured at fair value and certain of the investments measured at NAV were transferred to Ventures as part of the Reorganization. As of December 31, 2022, SBG held $234 million in investments measured at fair value. As of June 30, 2023 and December 31, 2022, SBG held $25 million and $190 million, respectively, in investments measured at NAV. SBG recognized fair value adjustment losses of $72 million and $73 million for the three and six months ended June 30, 2023,

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
respectively, and fair value adjustment losses of $105 million and $161 million for the three and six months ended June 30, 2022, respectively, associated with these investments, which are reflected in other expense, net in SBG's consolidated statements of operations. As of June 30, 2023 and December 31, 2022, SBG's unfunded commitments related to the investments valued using the NAV practical expedient totaled $40 million and $88 million, respectively. The investments remaining at SBG will be transferred to Ventures upon receipt of third party consents.

Certain of the investments accounted for utilizing the measurement alternative were transferred to Ventures as part of the Reorganization. Investments accounted for utilizing the measurement alternative were $1 million as of June 30, 2023 and $18 million, net of $7 million of cumulative impairments, as of December 31, 2022. SBG recorded a $6 million impairment related to one investment for the three and six months ended June 30, 2023, which is reflected in other expense, net in SBG's consolidated statements of operations. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either of the three and six months ended June 30, 2022. The investments remaining at SBG will be transferred to Ventures upon receipt of third party consents.

Note Receivable

SBG was party to an Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer intercompany transactions and, therefore, are reflected in SBG's consolidated financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. As of December 31, 2022, the note receivable due to SBG was approximately $193 million, which is reflected in other assets in SBG's consolidated balance sheets. On May 10, 2023, DSPV paid SBG approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. The loans under the A/R Facility and cash received were transferred to Ventures as part of the Reorganization.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of June 30, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of June 30, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2023.

In June 2023, STG purchased $3 million, $15 million, and $13 million aggregate principal amount of the 5.125% Senior Notes due 2027, the 5.500% Senior Notes due 2030, and the 4.125% Senior Secured Notes due 2030 (collectively, the notes are referred to as the "STG Notes"), respectively, in open market transactions for consideration of $3 million, $8 million, and $8 million, respectively. The STG Notes acquired in June 2023 were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the STG Notes of $11 million for the three and six months ended June 30, 2023.

In July 2023, STG purchased $0.5 million aggregate principal amount of the 5.125% Senior Notes due 2027 in open market transactions for consideration of $0.4 million and repaid $1 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $0.8 million. The STG Notes acquired in July 2023 were canceled immediately following their acquisition.

Finance leases to affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG's consolidated balance sheets includes finance leases to affiliates of $2 million and $3 million as of June 30, 2023 and December 31, 2022, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG's consolidated balance sheets includes finances leases to affiliates of $6 million as of both June 30, 2023 and December 31, 2022. See Note 9. Related Person Transactions.

Debt of variable interest entities and guarantees of third-party obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both June 30, 2023 and December 31, 2022, all of which relate to consolidated VIEs and is included in SBG's consolidated balance sheets as of both June 30, 2023 and December 31, 2022. SBG provides a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $112 million with annual escalations of 4% for the next seven years. SBG has determined that, as of June 30, 2023, it is not probable that SBG would have to perform under any of these guarantees.

Interest Rate Swap

SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of June 30, 2023, the fair value of the interest rate swap was an asset of $8 million, which is recorded in other assets in SBG's consolidated balance sheets.

4.              REDEEMABLE NONCONTROLLING INTERESTS:

SBG accounts for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classifies them as mezzanine equity in SBG's consolidated balance sheets because their possible redemption is outside of the control of SBG. SBG's redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity . On August 23, 2019, Diamond Sports Holdings LLC ("DSH"), an indirect parent of Diamond Sports Group, LLC ("DSG") and indirect wholly-owned subsidiary of SBG, issued preferred equity (the "Redeemable Subsidiary Preferred Equity").

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Distributions accrued during the six months ended June 30, 2023 were $3 million and during the three and six months ended June 30, 2022 were $3 million and $6 million, respectively, and are reflected in net income attributable to the redeemable noncontrolling interests in SBG's consolidated statements of operations. Distributions accrued during all of the six months ended June 30, 2023 and the three and six months ended June 30, 2022 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

The balance, net of issuance costs, and the liquidation preference of the Redeemable Subsidiary Preferred Equity were $194 million and $198 million, respectively, as of December 31, 2022. On February 10, 2023, SBG purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million, representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid distributions up to, but not including, the date of purchase.

5.              COMMITMENTS AND CONTINGENCIES:

Litigation

SBG is a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. Except as noted below, SBG does not believe the outcome of these matters, individually or in the aggregate, will have a material effect on SBG's financial statements.

FCC Litigation Matters

On May 22, 2020, the Federal Communications Commission ("FCC") released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture ("NAL") issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC's investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation ("Cunningham") station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020, and the petition remains pending.

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations' retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, reaffirming the forfeiture order and dismissing (and in the alternative, denying) the Petition for Reconsideration. The Company is not a party to this forfeiture order; however, SBG's consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as SBG consolidates these stations as VIEs.

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children's television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of June 30, 2023, SBG has accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Litigation Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice ("DOJ"). This consent decree resolves the DOJ's investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company's management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys' fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the Defendants' motion to dismiss on November 6, 2020. Since then, the Plaintiffs have served the Defendants with written discovery requests and have begun taking depositions of the employees of the defendants and certain third parties. The Court has set a pretrial schedule which currently requires discovery to be completed by December 15, 2023, or 90 days after the Special Master certifies completion of the privilege review, whichever date is later, and requires briefing on class certification to be completed within 195 days after that date. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

On July 19, 2023, as part of the ongoing bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint, under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG, David D. Smith, Sinclair's Executive Chairman, Christopher S. Ripley, Sinclair's President and Chief Executive Officer, Lucy A. Rutishauser, Sinclair's Executive Vice President & Chief Financial Officer, and Scott Shapiro, Sinclair's Executive Vice President, Corporate Development and Strategy, as defendants.

In the complaint, plaintiffs challenge a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleges, among other things, that the management services agreement entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally's Corporation ("Bally's") transaction in November 2020 through which Bally's acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint alleges that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserts a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs are seeking, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined. The defendants believe the allegations in this lawsuit are without merit and intend to vigorously defend against plaintiffs' claims.

While at this early stage of the proceedings it is not possible to determine the probability of any outcome or probability or amount of any loss, in the event of an unfavorable outcome, SBG's subsidiaries may be required to pay monetary damages, which could materially and adversely affect SBG's financial and results of operations.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

During the period ended June 30, 2023 SBG modified its segment reporting to align with the new organizational structure of SBG discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods have been revised to reflect this new presentation. During the period ended June 30, 2023, SBG measured segment performance based on operating income (loss). For the quarter ended June 30, 2023, SBG had one reportable segment: local media. Prior to the Deconsolidation, SBG had one additional reportable segment: local sports. The local media segment includes SBG's television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. The local sports segment provided viewers with live professional sports content and included the Bally RSNs, Marquee, and SBG's investment in the YES Network, prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include SBG's costs to operate as the parent company of its subsidiaries. All of SBG's businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2023	Local Media	Other & Corporate	Eliminations	Consolidated
Assets	$4,349	$645	$—	$4,994

For the three months ended June 30, 2023	Local Media		Other & Corporate (c)	Eliminations	Consolidated
Revenue	$699	(b)	$47	$(3)	$743
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	67		3	—	70
Amortization of program contract costs	19		—	—	19
Corporate general and administrative expenses	46		12	—	58
(Gain) loss on asset dispositions and other, net of impairment	(2)		6	—	4
Operating income (loss)	22		(18)	—	4
Interest expense including amortization of debt discount and deferred financing costs	76		—	—	76

For the six months ended June 30, 2023	Local Media		Other & Corporate (c)	Eliminations		Consolidated
Revenue	$1,404	(b)	$119	$(7)	(a)	$1,516
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	126		10	(1)		135
Amortization of program contract costs	41		—	—		41
Corporate general and administrative expenses	78		38	—		116
(Gain) loss on asset dispositions and other, net of impairment	(3)		13	—		10
Operating income (loss)	63		(38)	—		25
Interest expense including amortization of debt discount and deferred financing costs	150		—	—		150
Income from equity method investments	—		31	—		31

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2022	Local Media		Other & Corporate	Eliminations		Consolidated
Revenue	$760	(b)	$85	$(8)	(a)	$837
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	61		7	(1)		67
Amortization of program contract costs	21		—	—		21
Corporate general and administrative expenses	34		4	—		38
Gain on asset dispositions and other, net of impairment	(4)		—	—		(4)
Operating income (loss)	116		(9)	—		107
Interest expense including amortization of debt discount and deferred financing costs	54		3	(3)		54
Income from equity method investments	—		3	—		3

For the six months ended June 30, 2022	Local Media		Local Sports (d)	Other & Corporate	Eliminations		Consolidated
Revenue	$1,514	(b)	$482	$171	$(42)	(a)	$2,125
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	122		54	14	(2)		188
Amortization of sports programming rights	—		326	—	—		326
Amortization of program contract costs	46		—	—	—		46
Corporate general and administrative expenses	77		1	7	—		85
Gain on deconsolidation of subsidiary	—		—	(3,357)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(8)		—	(1)	—		(9)
Operating income (loss)	211		(4)	3,366	—		3,573
Interest expense including amortization of debt discount and deferred financing costs	99		72	6	(8)		169
Income from equity method investments	—		10	5	—		15

(a)Includes $1 million for the six months ended June 30, 2023, and $1 million and $25 million for the three and six months ended June 30, 2022, respectively, of revenue for services provided by local media to other and local sports, which is eliminated in consolidation.
(b)Includes $14 million and $24 million for the three and six months ended June 30, 2023, respectively, and $10 million and $15 million for the three and six months ended June 30, 2022, respectively, of revenue for services provided by local media under management services agreements after the Deconsolidation, which is not eliminated in consolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(c)Represents the activity in tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) prior to the Reorganization on June 1, 2023 and the activity in corporate prior and subsequent to the Reorganization. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(d)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.              VARIABLE INTEREST ENTITIES:

Certain of SBG's stations provide services to other station owners within the same respective market through agreements, such as LMAs, where SBG provides programming, sales, operational, and administrative services, and JSAs and SSAs, where SBG provides non-programming, sales, operational, and administrative services. In certain cases, SBG has also entered into purchase agreements or options to purchase the license related assets of the licensee. SBG typically owns the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with SBG's acquisition of the non-license assets of the station, SBG has provided guarantees to the bank for the licensee's acquisition financing. The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of SBG's investment in the stations, SBG is the primary beneficiary when, subject to the ultimate control of the licensees, SBG has the power to direct the activities which significantly impact the economic performance of the VIE through the services SBG provides and SBG absorbs losses and returns that would be considered significant to the VIEs. The fees paid between SBG and the licensees pursuant to these arrangements are eliminated in consolidation.

A subsidiary of DSIH is a party to a joint venture associated with Marquee. Marquee is party to a long term telecast rights agreement which provides the rights to air certain live game telecasts and other content, which SBG guarantees. In connection with a prior acquisition, SBG became party to a joint venture associated with one other regional sports network. DSIH participated significantly in the economics and had the power to direct the activities which significantly impacted the economic performance of these regional sports networks, including sales and certain operational services. As of March 1, 2022, as a result of the Deconsolidation, SBG no longer consolidates these regional sports networks. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG's consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Accounts receivable, net	$15	$47
Other current assets	1	3
Total current assets	16	50

Property and equipment, net	11	10
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	36	40
Total assets	$78	$115

LIABILITIES
Current liabilities:
Other current liabilities	$13	$15

Long-term liabilities:
Notes payable, finance leases and commercial bank financing, less current portion	6	7
Program contracts payable, less current portion	—	1
Other long-term liabilities	3	3
Total liabilities	$22	$26

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $130 million as of both June 30, 2023 and December 31, 2022 as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2023, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

Prior to the Reorganization, SBG had several investments in entities which are considered VIEs. However, SBG did not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow SBG to control the entity, and therefore, SBG was not considered the primary beneficiary of these VIEs. SBG's investments in these VIEs for which SBG was not the primary beneficiary were transferred to Ventures as part of the Reorganization.

The carrying amounts of SBG's investments in these VIEs for which SBG was not the primary beneficiary were $187 million as of December 31, 2022, and are included in other assets in SBG's consolidated balance sheets. See Note 2. Other Assets for more information related to SBG's equity investments. The income and loss related to equity method investments and other investments are recorded in (loss) income from equity method investments and other expense, net, respectively, in SBG's consolidated statements of operations. SBG recorded gains of $2 million and $37 million for the three and six months ended June 30, 2023, respectively, and gains of $5 million and $25 million for the three and six months ended June 30, 2022, respectively, related to these investments.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in SBG's loss of voting control over DSIH. SBG holds substantially all of the equity of DSIH and provides certain management and general and administrative services to DSIH. However, it was determined that SBG is not the primary beneficiary because SBG lacks the ability to control the activities that most significantly drive the economics of the business. The carrying amount of SBG's investment in DSIH is zero and there is no obligation for SBG to provide additional financial support.

Prior to the Reorganization, SBG was also party to the A/R Facility held by an indirect wholly-owned subsidiary of DSIH which had an outstanding balance of approximately $193 million as of December 31, 2022. See Note Receivable within Note 2. Other Assets. The loans under the A/R Facility were transferred to Ventures as part of the Reorganization.

8.              RELATED PERSON TRANSACTIONS:

Transactions with SBG's indirect controlling shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the "Sinclair controlling shareholders") are brothers and hold substantially all of the Sinclair Class B Common Stock and some of the Sinclair Class A Common Stock and, subsequent to the Reorganization, David, Frederick, and J. Duncan Smith are on the Board of Managers of SBG. SBG engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases. Certain assets used by SBG and SBG's operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $1 million and $3 million for the three and six months ended June 30, 2023, respectively, and $1 million and $3 million for the three and six months ended June 30, 2022, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and less than $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the "Cunningham Stations"). Certain of SBG's stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 7. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of the Sinclair controlling shareholders. SBG consolidates certain subsidiaries of Cunningham with which SBG has variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $63 million and $61 million as of June 30, 2023 and December 31, 2022, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2023 and December 31, 2022, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and has a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $3 million and $6 million for the three and six months ended June 30, 2023, respectively, and $1 million and $4 million for the three and six months ended June 30, 2022, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG's consolidated statements of operations. SBG's consolidated revenues include $33 million and $69 million for the three and six months ended June 30, 2023, respectively, and $37 million and $71 million for the three and six months ended June 30, 2022, respectively, related to the Cunningham Stations.

SBG has an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid SBG an initial fee of $1 million and pays SBG $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, SBG has an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 3% on each anniversary and expires in November 2024.

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.5 million and $1 million for the three and six months ended June 30, 2023, respectively, and $1 million for both the three and six months ended June 30, 2022 under these agreements.

MileOne Autogroup Inc.

SBG sells advertising time to certain operating subsidiaries of MileOne Autogroup, Inc. ("MileOne"), including automobile dealerships, body shops, and an automobile leasing company. David D. Smith, has a controlling interest in, and is a member of the Board of Directors of, MileOne. SBG received payments for advertising totaling less than $0.1 million for each of the three and six months ended June 30, 2023 and 2022.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Leased property by real estate ventures

Certain of SBG's real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

Sinclair, Inc.

Subsequent to the Reorganization, Sinclair is the sole member of SBG. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

SBG recorded revenue of $1 million during both the three and six months ended June 30, 2023 within the local media segment related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $2 million during both the three and six months ended June 30, 2023 within the local media segment related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made a cash distribution of $360 million to Sinclair, and certain of its direct and indirect subsidiaries, during both the three and six months ended June 30, 2023, as part of the Reorganization.

As of June 30, 2023, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $16 million, included within prepaid expenses and other current assets in SBG's consolidated balance sheets.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, SBG's equity interest in DSIH is accounted for as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, SBG entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which SBG provided DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2023 is $78 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to SBG calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to SBG over the next four years. Pursuant to this agreement, the local media segment recorded $13 million and $22 million of revenue for the three and six months ended June 30, 2023, respectively, and $10 million and $38 million of revenue for the three and six months ended June 30, 2022, respectively, of which $24 million for the six months ended June 30, 2022 was eliminated in consolidation prior to the Deconsolidation. SBG will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $2 million and $3 million during the three and six months ended June 30, 2022, respectively.

Note receivable. SBG received payments totaling $206 million and $209 million during the three and six months ended June 30, 2023, respectively, and $10 million and $60 million during the three and six months ended June 30, 2022, respectively, from DSPV related to the note receivable associated with the A/R Facility, including $199 million from DSPV on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. The loans under the A/R Facility and cash received on May 10, 2023 were transferred to Ventures as part of the Reorganization.

SBG recorded revenue of $4 million and $9 million during the three and six months ended June 30, 2023, respectively, and $4 million and $5 million during the three and six months ended June 30, 2022, respectively, within the local media segment and other related to certain other transactions between DSIH and SBG.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other equity method investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with SBG, in which certain services were provided for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid SBG a management services fee of $1 million for the six months ended June 30, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, SBG accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the six months ended June 30, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SBG has a minority interest in a sports marketing company, which is accounted for as an equity method investment. Payments to this business for marketing services totaled $2 million for the six months ended June 30, 2022.

Sports Programming Rights

Affiliates of six professional teams had non-controlling equity interests in certain of DSIH's RSNs. DSIH paid $61 million for the six months ended June 30, 2022 under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in SBG's consolidated statements of operations and cash flows. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Employees

Jason Smith, an employee of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Jason Smith received total compensation of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively, consisting of salary and bonus. Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and member of SBG's Board of Managers. Ethan White received total compensation of less than $0.1 million for both the three months ended June 30, 2023 and 2022 and $0.1 million for both the six months ended June 30, 2023 and 2022, consisting of salary and bonus, and was granted 1,252 shares of restricted stock, vesting over two years, during the six months ended June 30, 2023. Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended June 30, 2023 and 2022 and $0.1 million for both the six months ended June 30, 2023 and 2022, consisting of salary and bonus. Edward Kim, an employee of SBG, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of SBG. Edward Kim received total compensation of less than $0.1 million for both the three months ended June 30, 2023 and 2022 and $0.1 million for both the six months ended June 30, 2023 and 2022, consisting of salary, and was granted 516 and 302 shares of restricted stock during the six months ended June 30, 2023 and 2022, respectively, vesting over two years.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG's Board of Managers, and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended June 30, 2023 and 2022 and $0.4 million for both the six months ended June 30, 2023 and 2022, consisting of salary and bonus. J. Duncan Smith is the brother of David Smith and Frederick Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended June 30, 2023 and 2022 and $0.4 million for both the six months ended June 30, 2023 and 2022, consisting of salary and bonus.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.              FAIR VALUE MEASUREMENTS:

Accounting guidance provides for valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). A fair value hierarchy using three broad levels prioritizes the inputs to valuation techniques used to measure fair value. The following is a brief description of those three levels:

•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of SBG's financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2023		As of December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities (a)	N/A	$—	N/A	$6
Money market funds	N/A	348	N/A	741
Deferred compensation assets	$43	43	$41	41
Deferred compensation liabilities	40	40	35	35

Level 2:
Investments in equity securities (a) (b)	N/A	—	N/A	153
Interest rate swap (c)	N/A	8	N/A	—
STG (d):
5.500% Senior Notes due 2030	485	281	500	347
5.125% Senior Notes due 2027	278	237	282	230
4.125% Senior Secured Notes due 2030	737	487	750	560
Term Loan B-2, due September 30, 2026	1,251	1,110	1,258	1,198
Term Loan B-3, due April 1, 2028	725	584	729	692
Term Loan B-4, due April 21, 2029	743	559	746	709
Debt of variable interest entities (d)	7	7	8	8
Debt of non-media subsidiaries (a) (d)	—	—	16	16

Level 3:
Investments in equity securities (a) (e)	N/A	—	N/A	75

N/A - Not applicable
(a)The debt of non-media subsidiaries and the investments in equity securities were transferred to Ventures as part of the Reorganization.
(b)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(c)SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of June 30, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(d)Amounts are carried in SBG's consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $51 million and $56 million as of June 30, 2023 and December 31, 2022, respectively.
(e)On November 18, 2020, SBG entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During both the three and six months ended June 30, 2023 SBG recorded a fair value adjustment loss of $25 million and during the three and six months ended June 30, 2022 SBG recorded fair value adjustment losses of $74 million and $130 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share. The warrants and options were transferred to Ventures as part of the Reorganization.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and six months ended June 30, 2023 and 2022 (in millions):

Options and Warrants
Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Fair value at March 31, 2023	$75	Fair value at December 31, 2022	$75
Measurement adjustments	(25)	Measurement adjustments	(25)
Transfer to Ventures	(50)	Transfer to Ventures	(50)
Fair value at June 30, 2023	$—	Fair value at June 30, 2023	$—

Options and Warrants
Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Fair value at March 31, 2022	$226	Fair value at December 31, 2021	$282
Measurement adjustments	(74)	Measurement adjustments	(130)
Fair value at June 30, 2022	$152	Fair value at June 30, 2022	$152

10.              CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

STG is the primary obligor under the Bank Credit Agreement, the 5.125% Senior Notes due 2027, the 5.500% Senior Notes due 2030, and the 4.125% Senior Secured Notes due 2030 (collectively, the notes are referred to as the "STG Notes"). Sinclair's Class A Common Stock and Class B Common Stock as of June 30, 2023, were obligations or securities of Sinclair and not obligations or securities of STG. SBG is a guarantor under the STG Notes. As of June 30, 2023, SBG's consolidated total debt, net of deferred financing costs and debt discounts, of $4,206 million included $4,206 million related to STG and its subsidiaries of which SBG guaranteed $4,176 million.

SBG, KDSM, LLC, a wholly-owned subsidiary of SBG, and STG's wholly-owned subsidiaries ("guarantor subsidiaries") have fully and unconditionally guaranteed, subject to certain customary automatic release provisions, all of STG's obligations. Those guarantees are joint and several. There are certain contractual restrictions on the ability of SBG, STG, or KDSM, LLC to obtain funds from their subsidiaries in the form of dividends or loans.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and comprehensive income, and consolidated statements of cash flows of SBG (subsequent to the Reorganization), Old Sinclair (prior to the Reorganization), STG, KDSM, LLC and the guarantor subsidiaries, the direct and indirect non-guarantor subsidiaries of SBG, and the eliminations necessary to arrive at SBG's information on a consolidated basis. The condensed consolidating financial statements are provided pursuant to the terms of certain of SBG's debt agreements.

Investments in the subsidiaries of SBG (subsequent to the Reorganization), Old Sinclair (prior to the Reorganization), STG, KDSM, LLC and the guarantor subsidiaries, and the direct and indirect non-guarantor subsidiaries of SBG are presented in each column under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these condensed consolidating financial statements should be read in conjunction with the accompanying notes to consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2023
(in millions) (unaudited)

	Sinclair Broadcast Group, LLC	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	SBG Consolidated
Cash and cash equivalents	$—	$368	$—	$—	$—	$368
Accounts receivable, net	—	1	526	17	—	544
Other current assets	18	55	94	2	(17)	152
Total current assets	18	424	620	19	(17)	1,064

Property and equipment, net	16	14	644	17	(2)	689

Investment in equity of consolidated subsidiaries	274	3,144	—	—	(3,418)	—
Goodwill	—	—	2,015	1	—	2,016
Indefinite-lived intangible assets	—	—	109	14	—	123
Definite-lived intangible assets, net	—	—	707	36	(28)	715
Other long-term assets	92	987	638	119	(1,449)	387
Total assets	$400	$4,569	$4,733	$206	$(4,914)	$4,994

Accounts payable and accrued liabilities	$5	$101	$266	$8	$(2)	$378
Current portion of long-term debt	—	27	6	4	(1)	36
Other current liabilities	4	2	114	21	(17)	124
Total current liabilities	9	130	386	33	(20)	538

Long-term debt	—	4,142	22	10	(4)	4,170
Other long-term liabilities	802	56	1,183	166	(1,449)	758
Total liabilities	811	4,328	1,591	209	(1,473)	5,466

Total SBG (deficit) equity	(411)	241	3,142	62	(3,445)	(411)
Noncontrolling interests in consolidated subsidiaries	—	—	—	(65)	4	(61)
Total liabilities and equity	$400	$4,569	$4,733	$206	$(4,914)	$4,994

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2022
(in millions)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Old Sinclair Consolidated
Cash and cash equivalents	$47	$750	$1	$86	$—	$884
Accounts receivable, net	—	—	555	57	—	612
Other current assets	32	42	159	19	(65)	187
Total current assets	79	792	715	162	(65)	1,683

Property and equipment, net	—	31	668	51	(22)	728

Investment in equity of consolidated subsidiaries	1,093	3,463	—	—	(4,556)	—
Goodwill	—	—	2,081	7	—	2,088
Indefinite-lived intangible assets	—	—	136	14	—	150
Definite-lived intangible assets, net	—	—	935	42	(31)	946
Other long-term assets	411	938	512	573	(1,325)	1,109
Total assets	$1,583	$5,224	$5,047	$849	$(5,999)	$6,704

Accounts payable and accrued liabilities	$—	$80	$300	$18	$(1)	$397
Current portion of long-term debt	—	28	6	5	(1)	38
Other current liabilities	4	8	139	87	(65)	173
Total current liabilities	4	116	445	110	(67)	608

Long-term debt	—	4,181	24	26	(4)	4,227
Other long-term liabilities	831	52	1,120	314	(1,323)	994
Total liabilities	835	4,349	1,589	450	(1,394)	5,829

Redeemable noncontrolling interests	—	—	—	194	—	194
Total Old Sinclair equity	748	875	3,458	275	(4,608)	748
Noncontrolling interests in consolidated subsidiaries	—	—	—	(70)	3	(67)
Total liabilities, redeemable noncontrolling interests, and equity	$1,583	$5,224	$5,047	$849	$(5,999)	$6,704

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2023
(in millions) (unaudited)

	Sinclair Broadcast Group, LLC	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	SBG Consolidated
Net revenue	$—	$15	$713	$33	$(18)	$743

Media programming and production expenses	—	4	377	27	(11)	397
Selling, general and administrative expenses	13	49	181	4	(5)	242
Depreciation, amortization and other operating expenses	1	1	85	15	(2)	100
Total operating expenses	14	54	643	46	(18)	739

Operating (loss) income	(14)	(39)	70	(13)	—	4

Equity in (loss) earnings of consolidated subsidiaries	(88)	54	—	—	34	—
Interest expense	—	(75)	—	2	(3)	(76)
Other (expense) income	(1)	17	—	(69)	—	(53)
Total other (expense) income	(89)	(4)	—	(67)	31	(129)

Income tax benefit (provision)	2	19	(15)	20	—	26
Net (loss) income	(101)	(24)	55	(60)	31	(99)
Net income attributable to the noncontrolling interests	—	—	—	(2)	—	(2)
Net (loss) income attributable to SBG	$(101)	$(24)	$55	$(62)	$31	$(101)
Comprehensive (loss) income	$(101)	$(15)	$55	$(60)	$31	$(90)

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Old Sinclair Consolidated
Net revenue	$—	$11	$820	$46	$(40)	$837

Media programming and production expenses	—	2	383	36	(18)	403
Selling, general and administrative expenses	3	38	206	6	(20)	233
Depreciation, amortization and other operating expenses	1	1	84	12	(4)	94
Total operating expenses	4	41	673	54	(42)	730

Operating (loss) income	(4)	(30)	147	(8)	2	107

Equity in (loss) earnings of consolidated subsidiaries	(12)	119	—	—	(107)	—
Interest expense	—	(53)	—	(4)	3	(54)
Other income (expense)	6	(2)	—	(103)	—	(99)
Total other (expense) income	(6)	64	—	(107)	(104)	(153)

Income tax (provision) benefit	(1)	10	(27)	58	—	40
Net (loss) income	(11)	44	120	(57)	(102)	(6)
Net income attributable to the redeemable noncontrolling interests	—	—	—	(5)	—	(5)
Net (loss) income attributable to Old Sinclair	$(11)	$44	$120	$(62)	$(102)	$(11)
Comprehensive (loss) income	$(11)	$44	$120	$(57)	$(102)	$(6)

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(in millions) (unaudited)

	Sinclair Broadcast Group, LLC	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	SBG Consolidated
Net revenue	$—	$25	$1,452	$76	$(37)	$1,516

Media programming and production expenses	—	7	753	61	(26)	795
Selling, general and administrative expenses	38	84	368	9	(8)	491
Depreciation, amortization and other operating expenses	2	2	167	37	(3)	205
Total operating expenses	40	93	1,288	107	(37)	1,491

Operating (loss) income	(40)	(68)	164	(31)	—	25

Equity in earnings of consolidated subsidiaries	119	123	—	—	(242)	—
Interest expense	—	(148)	(1)	(1)	—	(150)
Other (expense) income	(4)	25	—	(32)	—	(11)
Total other income (expense)	115	—	(1)	(33)	(242)	(161)

Income tax benefit (provision)	9	38	(38)	221	—	230
Net income (loss)	84	(30)	125	157	(242)	94
Net loss attributable to the redeemable noncontrolling interests	—	—	—	4	—	4
Net income attributable to the noncontrolling interests	—	—	—	(14)	—	(14)
Net income (loss) attributable to SBG	$84	$(30)	$125	$147	$(242)	$84
Comprehensive income (loss)	$84	$(24)	$125	$157	$(242)	$100

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Old Sinclair Consolidated
Net revenue	$—	$40	$1,611	$577	$(103)	$2,125

Media programming and production expenses	—	2	745	448	(34)	1,161
Selling, general and administrative expenses	6	86	405	69	(66)	500
Gain on deconsolidation of subsidiary	(3,357)	—	—	—	—	(3,357)
Depreciation, amortization and other operating expenses	1	3	168	82	(6)	248
Total operating (gains) expenses	(3,350)	91	1,318	599	(106)	(1,448)

Operating income (loss)	3,350	(51)	293	(22)	3	3,573

Equity in (loss) earnings of consolidated subsidiaries	(50)	219	—	—	(169)	—
Interest expense	(4)	(97)	(1)	(79)	12	(169)
Other income (expense)	10	(1)	3	(153)	(6)	(147)
Total other (expense) income	(44)	121	2	(232)	(163)	(316)

Income tax (provision) benefit	(730)	30	(74)	127	—	(647)
Net income (loss)	2,576	100	221	(127)	(160)	2,610
Net income attributable to the redeemable noncontrolling interests	—	—	—	(9)	—	(9)
Net income attributable to the noncontrolling interests	—	—	—	(25)	—	(25)
Net income (loss) attributable to Old Sinclair	$2,576	$100	$221	$(161)	$(160)	$2,576
Comprehensive income (loss)	$2,576	$100	$221	$(124)	$(160)	$2,613

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(in millions) (unaudited)

	Sinclair Broadcast Group, LLC	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	SBG Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(74)	$(115)	$91	$221	$(1)	$122

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of property and equipment	—	(2)	(38)	(2)	1	(41)
Purchases of investments	(4)	—	(21)	(12)	—	(37)
Distributions from investments	196	—	—	8	—	204
Other, net	—	—	3	1	—	4
Net cash flows from (used in) investing activities	192	(2)	(56)	(5)	1	130

NET CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments of notes payable, commercial bank financing and finance leases	—	(33)	(3)	(1)	—	(37)
Repurchase of outstanding Old Sinclair Class A Common Stock	(153)	—	—	—	—	(153)
Dividends paid on Old Sinclair Class A and Class B Common Stock	(18)	—	—	—	—	(18)
Redemption of redeemable subsidiary preferred equity	—	—	—	(190)	—	(190)
Distributions to member	(250)	—	—	(110)	—	(360)
Distributions to noncontrolling interests	—	—	—	(7)	—	(7)
Increase (decrease) in intercompany payables	259	(232)	(33)	6	—	—
Other, net	(3)	—	—	—	—	(3)
Net cash flows used in financing activities	(165)	(265)	(36)	(302)	—	(768)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(47)	(382)	(1)	(86)	—	(516)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	47	750	1	86	—	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$368	$—	$—	$—	$368

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(in millions) (unaudited)

	Sinclair Broadcast Group, Inc.	Sinclair Television Group, Inc.	Guarantor Subsidiaries and KDSM, LLC	Non- Guarantor Subsidiaries	Eliminations	Old Sinclair Consolidated
NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(111)	$(96)	$616	$(206)	$4	$207

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of property and equipment	—	(2)	(43)	(2)	2	(45)
Deconsolidation of subsidiary cash	—	—	—	(315)	—	(315)
Purchases of investments	(44)	(1)	(3)	(13)	—	(61)
Distributions from investments	60	—	10	11	—	81
Other, net	—	—	7	4	—	11
Net cash flows from (used in) investing activities	16	(3)	(29)	(315)	2	(329)

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	—	728	—	—	—	728
Repayments of notes payable, commercial bank financing and finance leases	—	(841)	(3)	(1)	—	(845)
Repurchase of outstanding Old Sinclair Class A Common Stock	(104)	—	—	—	—	(104)
Dividends paid on Old Sinclair Class A and Class B Common Stock	(36)	—	—	—	—	(36)
Dividends paid on redeemable subsidiary preferred equity	—	—	—	(3)	—	(3)
Distributions to noncontrolling interests	—	—	—	(5)	—	(5)
Increase (decrease) in intercompany payables	269	248	(585)	74	(6)	—
Other, net	(4)	(8)	—	—	—	(12)
Net cash flows from (used in) financing activities	125	127	(588)	65	(6)	(277)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	30	28	(1)	(456)	—	(399)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	2	316	2	499	—	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$32	$344	$1	$43	$—	$420

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis provides qualitative and quantitative information about Sinclair's and SBG's financial performance and condition and should be read in conjunction with Sinclair's and SBG's consolidated financial statements and the accompanying notes to those statements. This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended June 30, 2023 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair's and SBG's revenues and expenses for the three and six months ended June 30, 2023 and 2022.

Liquidity and Capital Resources — a discussion of Sinclair's and SBG's primary sources of liquidity and an analysis of Sinclair's and SBG's cash flows from or used in operating activities, investing activities, and financing activities during the three and six months ended June 30, 2023.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In April 2023, Sinclair announced a distribution agreement with YouTube TV to add carriage of Sinclair's Tennis Channel and T2 and SBG's CHARGE! and TBD to YouTube TV's service offerings and to extend YouTube TV's existing carriage of SBG's CBS and MyNetworkTV affiliated television broadcast stations.
•In April 2023, SBG entered into an agreement with Hulu to resume carriage of SBG's ABC stations.
•In June 2023, SBG reached an agreement with Smith Entertainment Group, parent company of the Utah Jazz, to make KJZZ "The Home of the Utah Jazz," enabling fans within the Jazz's local broadcast market to watch all non-nationally televised exclusive Jazz games on the over-the-air, local TV station.
•In July 2023, Sinclair announced a distribution agreement with Hulu to add carriage of Sinclair's Tennis Channel and T2 and SBG's Comet and CHARGE! to Hulu's service offerings beginning in January 2024.

Environmental, Social, and Governance
•To date in 2023, SBG's newsrooms have won a total of 223 journalism awards, including 23 RTDNA Regional Edward R. Murrow awards, three National Headliner awards, and two Investigative Reporters and Editors awards.
•In April 2023, SBG announced that Project Baltimore, the special investigative reporting unit of WBFF/Fox 45 News, was honored by Investigative Reporters and Editors for its reporting on Baltimore's public school system, exposing how Baltimore City Schools denied students with disabilities a proper education, and in doing so, violated their federal education rights.
•In April 2023, Sinclair and SBG celebrated our first Sinclair Day of Service whereby all employees were encouraged to volunteer that day for charitable causes. Thousands of employees eagerly turned out to help out in their communities.
•In May 2023, Sinclair published its 2022 Environmental, Social and Governance report, detailing ESG achievements in 2022 and progress toward its longstanding ESG goals and commitments.
•In May 2023, SBG announced that "Hate Rising: Antisemitism in America," a 60-minute special, will initially air on WPEC and be available across SBG's stations throughout the summer, providing an unfiltered look at the rise of antisemitism in America, examining how the country is combating it through awareness, education, and legislation.
•In July 2023, Sinclair announced a partnership with the National Diaper Bank Network to launch Sinclair Cares: Summer Diaper Drive, a nationwide campaign to create awareness, provide assistance, and build a community to reduce diaper need in the US.
•In July 2023, SBG announced that scholarships were awarded to 15 university students as a part of SBG's annual Diversity Scholarship program.

NextGen Broadcasting (ATSC 3.0)
•In April 2023, Sinclair and its partners CAST.ERA, SK Telecom, and Saankhya Labs, announced they will build and operate an innovative and interconnected broadcast platform to provide commercial services and solutions for national data distribution using NextGen Broadcast (ATSC 3.0) network technology. The NextGen Broadcast Data Distribution Core Network will provide a wireless broadcast backbone for IP (Internet Protocol) data delivery across the country.
•In April 2023, the Metropolitan Washington Council of Governments and Sinclair's subsidiary, ONE Media 3.0, launched the nation's first pilot project to use Next Generation Broadcast to disseminate Advanced Emergency Information. The pilot program provides an efficient, instantaneous and simultaneous delivery of emergency messaging sent by local governments to all users for free, utilizing the over-the-air broadcast platform. The pilot also demonstrated delivery of enhanced, rich media supplements to those emergency messages that meet its newsworthy criteria.
•In 2023, Sinclair, in coordination with other broadcasters, and led by BitPath, its joint venture with another broadcaster, have deployed NextGen TV, powered by ATSC 3.0, in the 4 additional markets below. This brings the total number of our markets in which NextGen TV has been deployed to 41:

Month	Market	Number of Stations	Company Stations
March 2023	Rochester, NY	4	WHAM-TV(a) (ABC), WUHF (FOX)
March 2023	Des Moines, IA	4	KDSM-TV (FOX)
June 2023	South Bend, IN	5	WSBT-TV (CBS and FOX)
July 2023	Reno, NV	5	KRXI-TV (FOX), KRNV-DT(a) (NBC), and KNSN-TV(b) (MyNet)

(a)The license and programming assets for this station are currently owned by a third party. SBG provides certain non-programming related sales, operational, and administrative services to this station pursuant to a service agreement, such as a JSA and SSA.
(b)The license assets for these stations are currently owned by a third party. SBG provides programming, sales, operational, and administrative services to these stations pursuant to certain service agreements, such as LMAs.

Financing, Capital Allocation, and Shareholder Returns
•For the six months ended June 30, 2023, Sinclair repurchased approximately 8.8 million shares of Class A Common Stock for $151 million. All shares were repurchased under an SEC Rule 10b5-1 plan.
•In May 2023, Sinclair declared a quarterly dividend of $0.25 per share and in August 2023, Sinclair declared a quarterly dividend of $0.25 per share.
•In June and July 2023, STG purchased an aggregate $32 million of principal across multiple tranches of debt in the open market for $21 million.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. For the quarter ended June 30, 2023, we have two reportable segments, local media and tennis that are disclosed separately from our other and corporate activities. Prior to the Deconsolidation, we had one additional reportable segment, local sports.

Seasonality / Cyclicality

The operating results of our local media segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarter operating results are usually higher than the first and third quarters' because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our tennis segment are usually subject to cyclical fluctuations due to the amount and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters' because of the amount and significance of tournaments that are played during the respective quarters.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Media revenues	$761	$831	$1,527	$2,106
Non-media revenues	7	6	14	19
Total revenues	768	837	1,541	2,125
Media programming and production expenses	413	403	811	1,161
Media selling, general and administrative expenses	190	195	381	415
Depreciation and amortization expenses	73	67	138	188
Amortization of program contract costs	19	21	41	46
Non-media expenses	9	10	21	23
Corporate general and administrative expenses	62	38	120	85
Gain on deconsolidation of subsidiary	—	—	—	(3,357)
Loss (gain) on asset dispositions and other, net of impairment	5	(4)	11	(9)
Operating (loss) income	$(3)	$107	$18	$3,573
Net (loss) income attributable to Sinclair	$(89)	$(11)	$96	$2,576

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2023	2022		2023	2022
Revenue:
Distribution revenue	$372	$385	(3)%	$753	$778	(3)%
Advertising revenue (c)	293	343	(15)%	589	656	(10)%
Other media revenues (a)	34	32	6%	62	80	(23)%
Media revenues	$699	$760	(8)%	$1,404	$1,514	(7)%

Operating Expenses:
Media programming and production expenses	$369	$360	2%	$740	$721	3%
Media selling, general and administrative expenses (b)	175	169	4%	350	339	3%
Depreciation and amortization expenses	67	61	10%	126	122	3%
Amortization of program contract costs	19	21	(10)%	41	46	(11)%
Corporate general and administrative expenses	46	34	35%	78	77	1%
Non-media expenses	3	3	—%	9	6	50%
Gain on asset dispositions and other, net of impairment	(2)	(4)	(50)%	(3)	(8)	(63)%
Operating income	$22	$116	(81)%	$63	$211	(70)%
Interest expense including amortization of debt discount and deferred financing costs	$76	$54	41%	$150	$99	52%
Gain on extinguishment of debt	$11	$3	n/m	$11	$3	n/m

n/m - not meaningful
(a)Includes $1 million for the six months ended June 30, 2023, and $1 million and $25 million for the three and six months ended June 30, 2022, respectively, of intercompany revenue related to certain services provided to other and local sports, prior to the Deconsolidation, under management services agreements, which is eliminated in consolidation, and $14 million and $24 million of revenue for the three and six months ended June 30, 2023, respectively, and $10 million and $15 million for the three and six months ended June 30, 2022, respectively, for services provided by local media under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Includes $2 million and $3 million for the three and six months ended June 30, 2023, respectively, and $3 million and $4 million for the three and six months ended June 30, 2022, respectively, of intercompany expense related to certain services provided to local media from other, which is eliminated in consolidation.
(c)Includes $1 million and $2 million for the three and six months ended June 30, 2023, respectively, and $1 million and $2 million for the three and six months ended June 30, 2022, respectively, of intercompany revenue related to certain services provided to local media from tennis, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents payments from Distributors for our broadcast signals, decreased $13 million and $25 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to a decrease in subscribers, partially offset by increases in contractual rates.

Advertising revenue. Advertising revenue decreased $50 million and $67 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to a decrease in political advertising revenue of $49 million for the three-month period and $62 million for the six-month period, as 2022 was a political year, compared to 2023 which is a non-political year.

SINCLAIR, INC. RESULTS OF OPERATIONS
The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Local news	38%	39%	35%	36%
Syndicated/Other programming	30%	29%	28%	29%
Network programming	20%	23%	19%	21%
Sports programming	7%	5%	12%	9%
Paid programming	5%	4%	6%	5%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels (a)	2023	2022	2023	2022
ABC	40	32%	33%	29%	30%
FOX	55	21%	21%	24%	21%
CBS	30	19%	18%	20%	19%
NBC	25	12%	14%	12%	15%
CW	46	5%	5%	5%	5%
MNT	40	4%	4%	4%	4%
Other	403	7%	5%	6%	6%
Total	639

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Bounce, CHARGE!, Comet, Dabl, Decades, Estrella TV, Get TV, Me TV, Quest, Rewind, Stadium, TBD, TCN, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenues. Other media revenues increased $2 million for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to an increase related to providing certain services under a management services agreement. Other media revenues decreased $18 million for the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to a decrease in revenue from providing certain services under a management services agreement.

Expenses

Media programming and production expenses. Media programming and production expenses increased $9 million for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to an $8 million increase in fees pursuant to network affiliation agreements as a result of increased contractual rates. Media programming and production expenses increased $19 million for the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to a $14 million increase in fees pursuant to network affiliation agreements as a result of increased contractual rates and a $6 million increase in employee compensation cost.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $6 million for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to increases in third-party fulfillment cost from our digital business. Media selling, general and administrative expenses increased $11 million for the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to an $8 million increase in third-party fulfillment cost from our digital business and a $3 million increase in information technology cost.

Amortization of program contract costs. The amortization of program contract costs decreased $2 million and $5 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily related to reduced renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

SINCLAIR, INC. RESULTS OF OPERATIONS

Non-media expenses. Non-media expenses remained flat for the three months ended June 30, 2023, when compared to the same period in 2022. Non-media expenses increased $3 million for the six months ended June 30, 2023, when compared to the same period in 2022, primarily related to expenses associated with our NextGen TV broadcast platform.

Gain on asset dispositions and other, net of impairments. For the three and six months ended June 30, 2023 we recorded gains of $2 million and $3 million, respectively, and for the three and six months ended June 30, 2022 we recorded gains of $1 million and $2 million, respectively, related to reimbursements from the spectrum repack. For the six months ended June 30, 2022, we recorded a gain of $3 million related to the sale of assets of one of our stations.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased by $22 million and $51 million for the three and six months ended June 30, 2023, when compared to the same periods in 2022, primarily due to increased interest expense related to our variable rate debt resulting from higher interest rates.

Gain on extinguishment of debt. During the three months ended June 30, 2023, we purchased $31 million in aggregate principal amount of certain STG Notes and recognized a gain of $11 million for both the three and six months ended June 30, 2023. See Bank Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair's Consolidated Financial Statements.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2023	2022		2023	2022
Revenue:
Distribution revenue	$46	$45	2%	$91	$92	(1)%
Advertising revenue	14	11	27%	23	19	21%
Other media revenues	—	2	n/m	1	3	(67)%
Media revenues	$60	$58	3%	$115	$114	1%

Operating Expenses:
Media programming and production expenses	$40	$39	3%	$62	$55	13%
Media selling, general and administrative expenses (a)	12	14	(14)%	22	25	(12)%
Depreciation and amortization expenses	5	5	—%	10	10	—%
Operating income	$3	$—	n/m	$21	$24	(13)%

n/m - not meaningful
(a)Includes $1 million and $2 million for the three and six months ended June 30, 2023, respectively, and $1 million and $2 million for the three and six months ended June 30, 2022, respectively, of intercompany expense related to certain services provided to the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute Tennis Channel, increased $1 million for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to an increase in subscribers as a result of increased carriage that occurred during the quarter. Distribution revenue decreased $1 million for the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to a decrease in subscribers, partially offset by increases in contractual rates.
Advertising revenue. Advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Advertising revenue increased $3 million and $4 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to an increase in the number of tournaments aired in the current periods versus the prior periods.

SINCLAIR, INC. RESULTS OF OPERATIONS
Expenses

Media programming and production expenses. Media programming and production expenses increased $1 million and $7 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to increased programming, including rights fees, and live production expenses related to various tournaments during each period, which was a result of an increase in the number of tournaments aired in the current periods versus the prior periods.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $2 million and $3 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to decreases in expenses related to our online tennis platforms.

Local Sports Segment

Our local sports segment reflected the results of our Bally RSNs, Marquee, and a minority interest in the YES Network prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements. The Bally RSNs, Marquee, and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

The following table sets forth our revenue and expenses for our local sports segment for the period presented (in millions):

Six Months Ended June 30,
2022
Revenue:	(b)
Distribution revenue	$433
Advertising revenue	44
Other media revenue	5
Media revenue	$482

Operating Expenses:
Media programming and production expenses	$376
Media selling, general and administrative expenses (a)	55
Depreciation and amortization expenses	54
Corporate general and administrative	1
Operating loss (a)	$(4)
Income from equity method investments	$10

(a)Includes $24 million for the six months ended June 30, 2022 of intercompany expense related to certain services provided by the local media segment under a management services agreement, which is eliminated in consolidation.
(b)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements.

The revenue and expense items noted above for the six months ended June 30, 2022 represent activity prior to the Deconsolidation which occurred on March 1, 2022, thus there is no activity presented for periods subsequent to the first quarter of 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements for further discussion.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other

The following table sets forth our revenues and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2023	2022		2023	2022
Revenue:
Media revenues (a)	$6	$15	(60)%	$15	$31	(52)%
Non-media revenues (b)	$8	$12	(33)%	$16	$26	(38)%

Operating Expenses:
Media expenses (c)	$11	$21	(48)%	$25	$42	(40)%
Non-media expenses (d)	$7	$9	(22)%	$13	$20	(35)%
Operating loss	$(12)	$(5)	n/m	$(24)	$(8)	n/m
(Loss) Income from equity method investments	$(1)	$3	n/m	$30	$5	n/m

n/m - not meaningful
(a)Media revenues for the three and six months ended June 30, 2023 include $2 million and $3 million, respectively, and for the three and six months ended June 30, 2022 include $3 million and $10 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the three and six months ended June 30, 2023 include $1 million and $2 million, respectively, and for the three and six months ended June 30, 2022 include $6 million and $7 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the three and six months ended June 30, 2023 include $1 million and $2 million, respectively, and for the three and six months ended June 30, 2022 include $2 million and $6 million, respectively, of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for the three and six months ended June 30, 2023 include $1 million and $2 million, respectively, and for the three and six months ended June 30, 2022 include $1 million and $3 million, respectively, of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenues decreased $9 million and $16 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the sale of one of our businesses and a decrease in advertising revenue related to our digital initiatives. Non-media revenues decreased $4 million for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to a decrease in broadcast equipment sales. Non-media revenues decreased $10 million for the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to lower sales within our consolidated real estate investments and a decrease in broadcast equipment sales.

Expenses. Media expenses decreased $10 million and $17 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the sale of one of our businesses and a decrease in selling, general and administrative expenses related to our digital initiatives. Non-media expenses decreased $2 million and $7 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to decreased sales expenses associated with the lower broadcast equipment sales.

Income from equity method investments. During the six months ended June 30, 2023, we recognized a gain of $33 million on the sale of two of our real estate investments, which is included in income from equity method investments in our consolidated statements of operations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2023	2022		2023	2022
Corporate general and administrative expenses	$62	$38	63%	$120	$85	41%
Gain on deconsolidation of subsidiary	$—	$—	n/m	$—	$(3,357)	n/m
Other expense, net	$38	$105	(64)%	$27	$165	(84)%
Income tax benefit (provision)	$20	$40	(50)%	$224	$(647)	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased by $24 million for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to a $14 million increase in employee compensation cost and an $8 million increase in legal, consulting, and regulatory cost, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within the Consolidated Financial Statements. Corporate general and administrative expenses increased by $35 million for the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to an $18 million increase in employee compensation cost, a $10 million increase in legal, consulting, and regulatory cost, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within the Consolidated Financial Statements, and a $5 million increase in insurance expenses, primarily related to our cyber insurance policy.

Gain on deconsolidation of subsidiary. For the six months ended June 30, 2022, we recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements.

Other expense, net. Other expense decreased by $67 million and $138 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to changes in the fair value of certain investments recorded at fair value. See Note 2. Other Assets within Sinclair's Consolidated Financial Statements for further information.

Income tax benefit (provision). The effective tax rate for the three months ended June 30, 2023, was a benefit of 18.9% as compared to a benefit of 85.2% during the same period in 2022. The decrease in the effective tax rate for the three months ended June 30, 2023, as compared to the same period in 2022, is primarily due to 2022 valuation allowance recorded on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

The effective tax rate for the six months ended June 30, 2023, was a benefit of 189.3% compared to a provision of 19.9% during the same period in 2022. The increase in the effective tax rate for the six months ended June 30, 2023, as compared to the same period in 2022, is primarily due to a 2023 release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. For the quarter ended June 30, 2023, SBG has one reportable segment, local media that is disclosed separately from SBG's other and corporate activities. Prior to the Deconsolidation, SBG had one additional reportable segment, local sports, that was disclosed separately from SBG's other and corporate activities.

Seasonality / Cyclicality

The operating results of SBG's local media segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarter operating results are usually higher than the first and third quarters' because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Operating Data

The following table sets forth SBG's consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Media revenues	$740	$831	$1,506	$2,106
Non-media revenues	3	6	10	19
Total revenues	743	837	1,516	2,125
Media programming and production expenses	397	403	795	1,161
Media selling, general and administrative expenses	184	195	375	415
Depreciation and amortization expenses	70	67	135	188
Amortization of program contract costs	19	21	41	46
Non-media expenses	7	10	19	23
Corporate general and administrative expenses	58	38	116	85
Gain on deconsolidation of subsidiary	—	—	—	(3,357)
Loss (gain) on asset dispositions and other, net of impairment	4	(4)	10	(9)
Operating income	$4	$107	$25	$3,573
Net (loss) income attributable to SBG	$(101)	$(11)	$84	$2,576

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.'s Results of Operations for a discussion of SBG's local media segment, which is the same as Sinclair's local media segment for all of the three and six months ended June 30, 2023 and 2022.

Local Sports Segment

Refer to Local Sports Segment above under Sinclair, Inc.'s Results of Operations for a discussion of SBG's local sports segment, which is the same as Sinclair's local sports segment for the six months ended June 30, 2022, prior to the Deconsolidation.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Other

The following table sets forth SBG's revenues and expenses for tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented, prior to the Reorganization (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2023	2022		2023	2022
Revenue:	(e)			(e)
Distribution revenue	$31	$45	(31)%	$76	$92	(17)%
Advertising revenue	13	25	(48)%	29	47	(38)%
Other media revenues	—	4	n/m	3	7	(57)%
Media revenues (a)	$44	$74	(41)%	$108	$146	(26)%
Non-media revenues (b)	$3	$11	(73)%	$11	$25	(56)%

Operating Expenses:
Media expenses (c)	$38	$74	(49)%	$84	$122	(31)%
Non-media expenses (d)	$4	$9	(56)%	$10	$20	(50)%
Loss (gain) on asset dispositions and other, net of impairment	$5	$—	n/m	$12	$(1)	n/m
Operating (loss) income	$(4)	$(8)	(50)%	$—	$13	(100)%
Income from equity method investments	$—	$3	n/m	$31	$5	n/m

n/m - not meaningful
(a)Media revenues for the three and six months ended June 30, 2023 include $2 million and $3 million, respectively, and for the three and six months ended June 30, 2022 include $3 million and $10 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the six months ended June 30, 2023 include $1 million, and for the three and six months ended June 30, 2022 include $2 million and $7 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the six months ended June 30, 2023 include $1 million, and for the three and six months ended June 30, 2022 include $2 million and $6 million, respectively, of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for both the three and six months ended June 30, 2023 include $1 million, and for the three and six months ended June 30, 2022 include $1 million and $3 million, respectively, of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.
(e)Represents the activity prior to the Reorganization on June 1, 2023. There was no reportable activity for the June period in the three and six months ended June 30, 2023 following the Reorganization on June 1, 2023. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

The decrease in the revenue and expense items noted above for the three and six months ended June 30, 2023, when compared to the same periods in the prior year, was primarily due to the Reorganization, as the three and six months ended June 30, 2023 results include only two and five months of activity, respectively, due to the Reorganization as the Transferred Assets were moved to Ventures effective June 1, 2023, versus a full period of activity in the prior year periods, and therefore the periods are not comparable. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents SBG's corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2023	2022		2023	2022
Corporate general and administrative expenses	$58	$38	53%	$116	$85	36%
Gain on deconsolidation of subsidiary	$—	$—	n/m	$—	$(3,357)	n/m
Other expense, net	$64	$105	(39)%	$53	$165	(68)%
Income tax benefit (provision)	$26	$40	(35)%	$230	$(647)	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased by $20 million for the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to a $14 million increase in employee compensation cost and an $8 million increase in legal, consulting, and regulatory costs. Corporate general and administrative expenses increased by $31 million for the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to an $18 million increase in employee compensation cost, a $10 million increase in legal, consulting, and regulatory costs, and a $4 million increase in insurance expenses, primarily related to SBG's cyber insurance policy.

Gain on deconsolidation of subsidiary. For the six months ended June 30, 2022, SBG recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Other expense, net. Other expense, net decreased by $41 million and $112 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to changes in the fair value of certain investments recorded at fair value. See Note 2. Other Assets within SBG's Consolidated Financial Statements for further information.

Income tax benefit (provision). The effective tax rate for the three months ended June 30, 2023, was a benefit of 21.5% as compared to a provision of 85.2% during the same period in 2022. The decrease in the effective tax rate for the three months ended June 30, 2023, as compared to the same period in 2022, is primarily due to 2022 valuation allowance recorded on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

The effective tax rate for the six months ended June 30, 2023, was a benefit of 169.9% compared to a provision of 19.9% during the same period in 2022. The increase in the effective tax rate for the six months ended June 30, 2023, as compared to the same period in 2022, is primarily due to a 2023 release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of June 30, 2023, Sinclair had net working capital of approximately $882 million, including $728 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by Sinclair's operations, and borrowing capacity under the Bank Credit Agreement are used as Sinclair's primary sources of liquidity.

As of June 30, 2023, SBG had net working capital of approximately $526 million, including $368 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by SBG's operations, and borrowing capacity under the Bank Credit Agreement are used as SBG's primary sources of liquidity.

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of June 30, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of June 30, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2023.

During the six months ended June 30, 2023, there were no material changes to Sinclair's or SBG's contractual cash obligations as of June 30, 2023.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment's operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy the local media segment's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from the tennis segment and other's operations will be sufficient to satisfy the tennis segment and other's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine and other geopolitical matters, natural disasters, and pandemics (such as the outbreak and worldwide spread of COVID-19), and their resulting effect on the economy, Sinclair's and SBG's advertisers, and Sinclair's and SBG's Distributors and their subscribers, could affect Sinclair's and SBG's liquidity and first lien leverage ratio which could affect Sinclair's and SBG's ability to access the full borrowing capacity under the Bank Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair's cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash flows from operating activities	$80	$137	$142	$207

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(20)	$(24)	$(40)	$(45)
Purchases of investments	(6)	(56)	(39)	(61)
Deconsolidation of subsidiary cash	—	—	—	(315)
Distributions from investments	196	11	204	81
Other, net	3	6	4	11
Net cash flows from (used in) investing activities	$173	$(63)	$129	$(329)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$728	$—	$728
Repayments of notes payable, commercial bank financing, and finance leases	(29)	(838)	(38)	(845)
Dividends paid on Class A and Class B Common Stock	(16)	(18)	(34)	(36)
Repurchase of outstanding Class A Common Stock	(100)	(36)	(153)	(104)
Repurchase of redeemable subsidiary preferred equity	—	—	(190)	—
Distributions to noncontrolling interests, net	(4)	(2)	(8)	(5)
Other, net	1	(9)	(4)	(15)
Net cash flows used in financing activities	$(148)	$(175)	$(427)	$(277)

Operating Activities

Net cash flows from Sinclair's operating activities decreased during the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash collections from Distributors and an increase in production and overhead costs.

Net cash flows from Sinclair's operating activities decreased during the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash collections from Distributors and an increase in production and overhead costs, as well as the partial period impact related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements.

Investing Activities

Net cash flows from Sinclair's investing activities increased during the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to the $193 million A/R Facility principal payment received from DSPV and a decrease in the purchases of investments during the three months ended June 30, 2023.

Net cash flows from Sinclair's investing activities increased during the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to the removal of DSIH's cash balance as a result of the Deconsolidation in the first quarter of 2022, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements, as well as the $193 million A/R Facility principal payment received from DSPV and a decrease in the purchases of investments during the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Financing Activities

Net cash flows used in Sinclair's financing activities decreased during the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to a decrease in the net repayment of debt (repayments less proceeds), partially offset by an increase in the repurchase of outstanding Common Stock during the three months ended June 30, 2023.

Net cash flows used in Sinclair's financing activities increased during the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to the repurchase of the Redeemable Subsidiary Preferred Equity and an increase in the repurchase of outstanding Common Stock, partially offset by a decrease in the net repayment of debt (repayments less proceeds), during the six months ended June 30, 2023.

Sinclair declared a quarterly dividend of $0.25 per share in May 2023 and $0.25 per share in August 2023. Future dividends on Sinclair's shares of common stock, if any, will be at the discretion of Sinclair's Board of Directors and will depend on several factors including Sinclair's results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG's cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash flows from operating activities	$60	$137	$122	$207

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(21)	$(24)	$(41)	$(45)
Purchases of investments	(4)	(56)	(37)	(61)
Deconsolidation of subsidiary cash	—	—	—	(315)
Distributions from investments	196	11	204	81
Other, net	3	6	4	11
Net cash flows from (used in) investing activities	$174	$(63)	$130	$(329)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$728	$—	$728
Repayments of notes payable, commercial bank financing, and finance leases	(28)	(838)	(37)	(845)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	(18)	(18)	(36)
Repurchase of outstanding Old Sinclair Class A Common Stock	(100)	(36)	(153)	(104)
Repurchase of redeemable subsidiary preferred equity	—	—	(190)	—
Distributions to noncontrolling interests, net	(3)	(2)	(7)	(5)
Distributions to member	(360)	—	(360)	—
Other, net	2	(9)	(3)	(15)
Net cash flows used in financing activities	$(489)	$(175)	$(768)	$(277)

Operating Activities

Net cash flows from SBG's operating activities decreased during the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash collections from Distributors and an increase in production and overhead costs, as well as the partial period impact related to the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Net cash flows from SBG's operating activities decreased during the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash collections from Distributors, as well as the partial period impact related to the Deconsolidation and Reorganization, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC and Company Reorganization, respectively, under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Investing Activities

Net cash flows from SBG's investing activities increased during the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to the $193 million A/R Facility principal payment received from DSPV and a decrease in the purchases of investments during the three months ended June 30, 2023, as well as the partial period impact related to the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements. The A/R Facility payment received from DSPV was transferred to Ventures as part of the Reorganization.

LIQUIDITY AND CAPITAL RESOURCES
Net cash flows from SBG's investing activities increased during the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to the removal of DSIH's cash balance as a result of the Deconsolidation in the first quarter of 2022, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements; the $193 million A/R Facility principal payment received from DSPV; a decrease in the purchases of investments during the six months ended June 30, 2023; and the partial period impact related to the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements. The A/R Facility payment received from DSPV was transferred to Ventures as part of the Reorganization.

Financing Activities

Net cash flows used in SBG's financing activities increased during the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to an increase in the repurchase of outstanding Old Sinclair Common Stock during the three months ended June 30, 2023, prior to the Reorganization; the distribution to member in the three months ended June 30, 2023 as a result of the Reorganization; and the partial period impact related to the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, partially offset by a decrease in the net repayment of debt (repayments less proceeds).

Net cash flows used in SBG's financing activities increased during the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to the repurchase of the Redeemable Subsidiary Preferred Equity; an increase in the repurchase of outstanding Old Sinclair Common Stock, prior to the Reorganization; the distribution to member in the three months ended June 30, 2023 as a result of the Reorganization; and the partial period impact related to the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, partially offset by a decrease in the net repayment of debt (repayments less proceeds).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to the critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within Old Sinclair's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as described below, there have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in Old Sinclair's Annual Report on Form 10-K for the year ended December 31, 2022.

STG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026. The swap agreement has a notional amount of $600 million and bears a fixed interest rate of 3.9%.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair's and SBG's management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of June 30, 2023.

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of June 30, 2023, each of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair's and SBG's disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair's or SBG's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including each of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer, do not expect that Sinclair's and SBG's disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within each company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Sinclair and SBG are party to lawsuits and claims from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.

See Litigation under Note 5. Commitments and Contingencies within Sinclair's Consolidated Financial Statements for discussion related to certain pending lawsuits.

See Litigation under Note 5. Commitments and Contingencies within SBG's Consolidated Financial Statements for discussion related to certain pending lawsuits.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the risk factor discussed below.

Diamond Sports Group's bankruptcy proceedings, which include litigation against SBG, STG and other subsidiaries of Sinclair as well as certain directors and officers of Sinclair, could have a material adverse effect on Sinclair and SBG's financial condition and results of operations.

On March 14, 2023, DSG, Sinclair and SBG's independently managed and unconsolidated subsidiary, filed for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. On July 19, 2023, as part of the ongoing bankruptcy proceedings, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint, under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG, David D. Smith, Sinclair's Executive Chairman, Christopher S. Ripley, Sinclair's President and Chief Executive Officer, Lucy A. Rutishauser, Sinclair's Executive Vice President & Chief Financial Officer, and Scott Shapiro, Sinclair's Executive Vice President, Corporate Development and Strategy, as defendants.

In the complaint, plaintiffs challenge a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleges, among other things, that the management services agreement entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally's transaction in November 2020 through which Bally's acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH were inappropriate and were conducted at a time when DSG was insolvent. The complaint alleges that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserts a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs are seeking, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined. The defendants believe the allegations in this lawsuit are without merit and intend to vigorously defend against plaintiffs' claims.

While at this early stage of the proceedings it is not possible to determine the probability of any outcome or probability or amount of any loss, in the event of an unfavorable outcome, Sinclair's subsidiaries may be required to pay monetary damages, which could materially and adversely affect Sinclair and SBG's financial and results of operations. In addition, the ultimate court-approved structure and organization of DSG post-bankruptcy could result in adverse tax consequences to Sinclair and SBG. These potential consequences could materially and adversely affect Sinclair and SBG's financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of Sinclair's stock in the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
Class A Common Stock: (b)
04/01/23 - 04/30/23	4,466,375	$18.89	4,466,375	$561
05/01/23 - 05/31/23	735,434	$19.81	735,434	$547
06/01/23 - 06/30/23	—	$—	—	$547

(a)All repurchases were made in open-market transactions and were repurchased under an SEC Rule 10b5-1 plan.
(b)On August 4, 2020, the Old Sinclair Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. As of June 30, 2023, the remaining authorization under the program was $547 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2023, none of Sinclair's or SBG's directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1*	Articles of Conversion of Sinclair Broadcast Group, Inc. into Sinclair Broadcast Group, LLC effective June 1, 2023.
3.2*	Articles of Organization of Sinclair Broadcast Group, LLC dated June 1, 2023.
3.3*	Operating Agreement of Sinclair Broadcast Group, LLC dated June 1, 2023.
3.4*	First Amended and Restated Operating Agreement of Sinclair Broadcast Group, LLC dated June 2, 2023.
3.5
Agreement of Share Exchange and Plan of Reorganization, dated as of April 3, 2023, by and among Sinclair Broadcast Group, Inc., Sinclair, Inc. and Sinclair Holdings, LLC (incorporated by reference from Exhibit 2.1 to Sinclair Broadcast Group, Inc.’s Current Report on Form 8-K filed April 3, 2023).

3.6	Articles of Amendment and Restatement of Sinclair, Inc., effective June 1, 2023 (incorporated by reference from Exhibit 3.1 to Sinclair Inc.’s Form 8-K filed on June 1, 2023).
3.7	Amended and Restated Bylaws of Sinclair, Inc., effective June 1, 2023 (incorporated by reference from Exhibit 3.2 to Sinclair, Inc.'s Form 8-K filed on June 1, 2023).
10.1
Omnibus Assignment, Assumption and Amendment Agreement, by and between Sinclair Broadcast Group, Inc. and Sinclair, Inc., effective as of June 1, 2023 (incorporated by reference from Exhibit 10.1 to Sinclair, Inc.’s Form 8-K filed June 1, 2023).

10.2*
Amendment No. 1 dated June 20, 2023 with an effective date of January 1, 2023 to the Amended and Restated Employment Agreement between Sinclair Television Group, Inc. and Robert Weisbord effective as of January 1, 2020.

31.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.3**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.4**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.3**
Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.4**
Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended June 30, 2023 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

* Filed herewith.

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2023.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)