Form 10-Q
period 2023-09-30
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2023-11-09
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered by Sinclair, Inc. pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $ 0.01 per share	SBGI	The NASDAQ Stock Market LLC

Securities registered by Sinclair Broadcast Group, LLC pursuant to Section12(b) of the Act: None

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

As of November 6, 2023, there were 39,739,528 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

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
•the lack of our ability to negotiate directly with vMVPD's for the distribution of much of our content;
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
•the impact of the war in Ukraine and conflict in the Middle East, including related disruption to supply chains and the increased price of energy, all of which affect our operations as well as those of our advertisers;
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
•our ability to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, The Nest, other original programming, mobile DTV, and FAST channels;
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
•our ability to deploy NextGen TV nationwide, including the ability and appetite of manufacturers to install the technology within their products, as well as monetize the associated technology;
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
•the activities of our competitors;
•acts of violence or war, such as the war in Ukraine, conflict in the Middle East, and other geopolitical events;
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

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.
 SINCLAIR BROADCAST GROUP, LLC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$643	$884
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	597	612
Income taxes receivable	8	5
Prepaid expenses and other current assets	206	182
Total current assets	1,454	1,683
Property and equipment, net	719	728
Operating lease assets	127	145
Goodwill	2,082	2,088
Indefinite-lived intangible assets	150	150
Customer relationships, net	387	444
Other definite-lived intangible assets, net	434	502
Other assets	730	964
Total assets (a)	$6,083	$6,704

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$419	$397
Current portion of notes payable, finance leases, and commercial bank financing	37	38
Current portion of operating lease liabilities	19	23
Current portion of program contracts payable	85	83
Other current liabilities	64	67
Total current liabilities	624	608
Notes payable, finance leases, and commercial bank financing, less current portion	4,145	4,227
Operating lease liabilities, less current portion	140	154
Program contracts payable, less current portion	7	10
Deferred tax liabilities	376	610
Other long-term liabilities	207	220
Total liabilities (a)	5,499	5,829
Commitments and contingencies (See Note 5)
Redeemable noncontrolling interests	—	194
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 39,649,259 and 45,847,879 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	514	624
Retained earnings	122	122
Accumulated other comprehensive income	9	1
Total Sinclair shareholders' equity	646	748
Noncontrolling interests	(62)	(67)
Total equity	584	681
Total liabilities, redeemable noncontrolling interests, and equity	$6,083	$6,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of September 30, 2023 and December 31, 2022 include total assets of variable interest entities ("VIE") of $80 million and $115 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of both September 30, 2023 and December 31, 2022 include total liabilities of VIEs of $18 million for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Media revenues	$758	$836	$2,285	$2,942
Non-media revenues	9	7	23	26
Total revenues	767	843	2,308	2,968

OPERATING EXPENSES:
Media programming and production expenses	400	396	1,211	1,557
Media selling, general and administrative expenses	176	190	557	605
Amortization of program contract costs	18	22	59	68
Non-media expenses	15	12	36	35
Depreciation of property and equipment	24	24	80	76
Corporate general and administrative expenses	45	30	165	115
Amortization of definite-lived intangible assets	42	43	124	179
Loss (gain) on deconsolidation of subsidiary	10	—	10	(3,357)
(Gain) loss on asset dispositions and other, net of impairment	—	(28)	11	(37)
Total operating expenses (gains)	730	689	2,253	(759)
Operating income	37	154	55	3,727

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(77)	(59)	(227)	(228)
Gain on extinguishment of debt	4	—	15	3
Income from equity method investments	—	33	30	48
Other (expense) income, net	(21)	10	(48)	(155)
Total other expense, net	(94)	(16)	(230)	(332)
(Loss) income before income taxes	(57)	138	(175)	3,395
INCOME TAX BENEFIT (PROVISION)	12	(109)	236	(756)
NET (LOSS) INCOME	(45)	29	61	2,639
Net (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(14)
Net income attributable to the noncontrolling interests	(1)	(3)	(15)	(28)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR	$(46)	$21	$50	$2,597

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$(0.74)	$0.32	$0.75	$36.59
Diluted earnings per share	$(0.74)	$0.32	$0.75	$36.59
Basic weighted average common shares outstanding (in thousands)	63,325	69,907	65,670	70,981
Diluted weighted average common and common equivalent shares outstanding (in thousands)	63,325	69,907	65,727	70,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(45)	$29	$61	$2,639
Unrealized gain on interest rate swap, net of tax	2	—	8	—
Share of other comprehensive income of equity method investments	—	—	—	3
Comprehensive (loss) income	(43)	29	69	2,642
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(14)
Comprehensive income attributable to the noncontrolling interests	(1)	(3)	(15)	(28)
Comprehensive (loss) income attributable to Sinclair	$(44)	$21	$58	$2,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2022
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases of Class A Common Stock	—	(489,051)	—	—	—	(10)	—	—	—	(10)
Class A Common Stock issued pursuant to employee benefit plans	—	92,431	—	—	—	5	—	—	—	5
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	—	(5)	(5)
Net income	5	—	—	—	—	—	21	—	3	24
BALANCE, September 30, 2022	$190	46,073,926	$1	23,775,056	$—	$623	$84	$(2)	$(66)	$640

	Nine Months Ended September 30, 2022
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Class A and Class B Common Stock ($0.75 per share)	—	—	—	—	—	—	(53)	—	—	(53)
Repurchases of Class A Common Stock	—	(4,547,370)	—	—	—	(114)	—	—	—	(114)
Class A Common Stock issued pursuant to employee benefit plans	—	1,306,993	—	—	—	46	—	—	—	46
Distributions to noncontrolling interests	(5)	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	3	—	3
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	14	—	—	—	—	—	2,597	—	28	2,625
BALANCE, September 30, 2022	$190	46,073,926	$1	23,775,056	$—	$623	$84	$(2)	$(66)	$640

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2023
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, June 30, 2023	39,274,843	$1	23,775,056	$—	$510	$184	$7	$(61)	$641
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(16)	—	—	(16)
Class A Common Stock issued pursuant to employee benefit plans	374,416	—	—	—	4	—	—	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	—	—	2	—	2
Net (loss) income	—	—	—	—	—	(46)	—	1	(45)
BALANCE, September 30, 2023	39,649,259	$1	23,775,056	$—	$514	$122	$9	$(62)	$584

	Nine Months Ended September 30, 2023
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Class A and Class B Common Stock ($0.75 per share)	—	—	—	—	—	—	(50)	—	—	(50)
Repurchases of Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Class A Common Stock issued pursuant to employee benefit plans	—	2,586,402	—	—	—	43	—	—	—	43
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Redemption, net	(190)	—	—	—	—	—	—	—	—	—
Net (loss) income	(4)	—	—	—	—	—	50	—	15	65
BALANCE, September 30, 2023	$—	39,649,259	$1	23,775,056	$—	$514	$122	$9	$(62)	$584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61	$2,639
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of sports programming rights	—	326
Amortization of definite-lived intangible and other assets	124	179
Depreciation of property and equipment	80	76
Amortization of program contract costs	59	68
Stock-based compensation	42	46
Deferred tax (benefit) provision	(237)	759
Loss (gain) on asset dispositions and other, net of impairment	11	(10)
Loss (gain) on deconsolidation of subsidiary	10	(3,357)
Income from equity method investments	(30)	(48)
Loss from investments	78	144
Distributions from investments	31	74
Sports programming rights payments	—	(325)
Rebate payments to distributors	—	(15)
Gain on extinguishment of debt	(15)	(3)
Change in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
Decrease in accounts receivable	11	48
Increase in prepaid expenses and other current assets	(39)	(95)
Increase in accounts payable and accrued and other current liabilities	22	49
Net change in net income taxes payable/receivable	(2)	(19)
Decrease in program contracts payable	(68)	(78)
Other, net	5	—
Net cash flows from operating activities	143	458

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(70)	(74)
Deconsolidation of subsidiary cash	—	(315)
Purchases of investments	(44)	(67)
Distributions from investments	205	90
Other, net	6	14
Net cash flows from (used in) investing activities	97	(352)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	728
Repayments of notes payable, commercial bank financing, and finance leases	(76)	(854)
Repurchase of outstanding Class A Common Stock	(153)	(114)
Dividends paid on Class A and Class B Common Stock	(50)	(53)
Dividends paid on redeemable subsidiary preferred equity	—	(5)
Repurchase of redeemable subsidiary preferred equity	(190)	—
Distributions to noncontrolling interests, net	(10)	(10)
Other, net	(2)	(10)
Net cash flows used in financing activities	(481)	(318)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(241)	(212)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	884	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$643	$607

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

For the quarter ended September 30, 2023, we had two reportable segments: local media and tennis. Prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), we had one additional reportable segment, local sports. The local media segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 639 channels as of September 30, 2023. For the purpose of this report, these 185 stations and 639 channels are referred to as "our" stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel Plus streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; and Tennis.com. The local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, Old Sinclair's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH"), completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations for the nine months ended September 30, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in our consolidated statements of operations for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, we recorded an adjustment to the deconsolidation gain of $10 million. Subsequent to the Deconsolidation, we accounted for our equity ownership interest in DSIH under the equity method of accounting. See Note 2. Other Assets for more information.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

In September 2023, the FASB voted to finalize a proposed ASU "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The guidance is expected to be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The final ASU is expected during the fourth quarter of 2023. We are currently evaluating the impact of this guidance.

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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $4 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively. Leased assets obtained in exchange for new finance lease liabilities were $1 million for the nine months ended September 30, 2022. Non-cash investing activities included property and equipment purchases of $5 million for the nine months ended September 30, 2023.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$365	$49	$—	$—	$414
Advertising revenue	292	9	6	(3)	304
Other media, non-media, and intercompany revenues	40	1	11	(3)	49
Total revenues	$697	$59	$17	$(6)	$767

For the nine months ended September 30, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,118	$140	$—	$—	$1,258
Advertising revenue	881	32	18	(9)	922
Other media, non-media, and intercompany revenues	102	2	30	(6)	128
Total revenues	$2,101	$174	$48	$(15)	$2,308

For the three months ended September 30, 2022	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$381	$44	$—	$—	$425
Advertising revenue	367	9	6	(8)	374
Other media, non-media, and intercompany revenues	33	1	11	(1)	44
Total revenues	$781	$54	$17	$(9)	$843

For the nine months ended September 30, 2022	Local Media	Tennis	Local Sports	Other	Eliminations	Total
Distribution revenue	$1,159	$136	$433	$—	$—	$1,728
Advertising revenue	1,023	28	44	33	(17)	1,111
Other media, non-media, and intercompany revenues	113	4	5	41	(34)	129
Total revenues	$2,295	$168	$482	$74	$(51)	$2,968

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $184 million and $200 million as of September 30, 2023 and December 31, 2022, respectively, of which $129 million and $144 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the nine months ended September 30, 2023 and 2022, included in the deferred revenue balance as of December 31, 2022 and 2021, was $44 million and $53 million, respectively.

For the three months ended September 30, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. For the nine months ended September 30, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. For the three months ended September 30, 2022, one customer accounted for 11% of our total revenues. For the nine months ended September 30, 2022, three customers accounted for 14%, 12%, and 11%, respectively, of our total revenues. As of September 30, 2023, three customers accounted for 11%, 10%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2023 and 2022 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended September 30, 2023 approximated the statutory rate. Our effective income tax rate for the nine months ended September 30, 2023 was greater than the statutory rate primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). Our effective income tax rate for the three months ended September 30, 2022, was greater than the statutory rate primarily due to an increase in valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). Our effective income tax rate for the nine months ended September 30, 2022, approximated our statutory rate.

We believe that our liability for unrecognized tax benefits could be reduced by up to $1 million in the next twelve months, as a result of the expected statute of limitations expirations, and the resolution of examination issues and settlements with tax authorities.

Share Repurchase Program

On August 4, 2020, the Board of Directors authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the nine months ended September 30, 2023, we repurchased approximately 8.8 million shares of Class A Common Stock for $151 million. As of September 30, 2023, the total remaining purchase authorization was $547 million. All shares were repurchased under an SEC Rule 10b5-1 plan.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

Subsequent Events

In November 2023, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on December 15, 2023 to holders of record at the close of business on December 1, 2023.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of September 30, 2023 and December 31, 2022 consisted of the following (in millions):

	As of September 30, 2023	As of December 31, 2022
Equity method investments	$129	$113
Other investments	373	442
Note receivable	—	193
Income tax receivable	131	131
Post-retirement plan assets	42	41
Other	55	44
Total other assets	$730	$964

Equity Method Investments

We have a portfolio of investments, including our investment in DSIH (subsequent to the Deconsolidation), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the periods presented.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the three and nine months ended September 30, 2023 and 2022, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the YES Network as an equity method investment. We recorded income of $10 million for the nine months ended September 30, 2022 related to this investment, which is reflected in income from equity method investments in our consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of September 30, 2023 and December 31, 2022, we held $156 million and $234 million, respectively, in investments measured at fair value. As of September 30, 2023 and December 31, 2022, we held $203 million and $190 million, respectively, in investments measured at NAV. We recognized fair value adjustment losses of $26 million and $74 million for the three and nine months ended September 30, 2023, respectively, and a fair value adjustment gain of $4 million and loss of $157 million for the three and nine months ended September 30, 2022, respectively, associated with these investments, which are reflected in other (expense) income, net in our consolidated statements of operations. As of September 30, 2023 and December 31, 2022, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $76 million and $88 million, respectively.

Investments accounted for utilizing the measurement alternative were $14 million as of September 30, 2023 and $18 million, net of $7 million of cumulative impairments, as of December 31, 2022. We recorded a $6 million impairment related to one investment for the nine months ended September 30, 2023, which is reflected in other (expense) income, net in our consolidated statements of operations. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for any of the three months ended September 30, 2023 and the three and nine months ended September 30, 2022.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note Receivable

We are party to an Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer eliminated as intercompany transactions and, therefore, are reflected in our consolidated financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. On May 10, 2023, DSPV paid the Company approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. As of September 30, 2023, the note receivable due to the Company had no outstanding balance and, as of December 31, 2022, the note receivable due to the Company was $193 million, which is reflected in other assets in our consolidated balance sheets. The maximum aggregate commitment under the A/R Facility is $50 million and the A/R Facility has a maturity date of September 23, 2024.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of September 30, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of September 30, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2023.

During the three months ended September 30, 2023, we repurchased $30 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $26 million. The portions of the Term Loan B-2 purchased were canceled immediately following their acquisition. We recognized a gain on extinguishment of the Term Loan B-2 of $3 million for both the three and nine months ended September 30, 2023.

In June 2023, we purchased $3 million, $15 million, and $13 million aggregate principal amount of the 5.125% Senior Notes due 2027, the 5.500% Senior Notes due 2030, and the 4.125% Senior Secured Notes due 2030 (collectively, the notes are referred to as the "STG Notes"), respectively, in open market transactions for consideration of $3 million, $8 million, and $8 million, respectively. During the three months ended September 30, 2023 we purchased $4 million in aggregate principal amount of the 5.125% Senior Notes due 2027 in open market transactions for consideration of $3 million. The STG Notes acquired in June 2023 and during the three months ended September 30, 2023 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG Notes of $1 million and $12 million for the three and nine months ended September 30, 2023, respectively.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million and $3 million as of September 30, 2023 and December 31, 2022, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $5 million and $6 million as of September 30, 2023 and December 31, 2022, respectively. See Note 9. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both September 30, 2023 and December 31, 2022, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both September 30, 2023 and December 31, 2022. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $112 million with annual escalations of 4% for the next six years. We have determined that, as of September 30, 2023, it is not probable that we would have to perform under any of these guarantees.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminates on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of September 30, 2023, the fair value of the interest rate swap was an asset of $11 million, which is recorded in other assets in our consolidated balance sheets.

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

Dividends accrued during the nine months ended September 30, 2023 were $3 million and during the three and nine months ended September 30, 2022 were $3 million and $9 million, respectively, and are reflected in net income attributable to the redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued during all of the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children's television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of September 30, 2023, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys' fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants' motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a special master completes his review of the plaintiffs' objections to the defendant's privilege claims. That privilege review is ongoing. On August 18, 2023, the defendants filed objections to the Special Master’s First Report and Recommendations with the Court, which has not yet ruled on those objections. On May 26, 2023, the plaintiffs filed a motion with the Court seeking preliminary approval of settlements they have reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs' claims against them. The Court granted preliminary approval of these settlements on August 18, 2023, and set a deadline of October 26, 2023, for class members to file either objections or claims. The plaintiffs filed a motion for final approval of the settlement on October 11, 2023. A hearing on final approval is currently scheduled for December 7, 2023. The Company and the other non-settling defendants continue to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

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

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (Numerator)
Net (loss) income	$(45)	$29	$61	$2,639
Net (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(14)
Net income attributable to the noncontrolling interests	(1)	(3)	(15)	(28)
Numerator for basic and diluted earnings per common share available to common shareholders	$(46)	$21	$50	$2,597

Shares (Denominator)
Basic weighted-average common shares outstanding	63,325	69,907	65,670	70,981
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	—	57	4
Diluted weighted-average common and common equivalent shares outstanding	63,325	69,907	65,727	70,985

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,120	3,645	4,137	3,278

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.              SEGMENT DATA:

During the period ended June 30, 2023 we modified our segment reporting to align with the new organizational structure of the Company discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods presented has been revised to reflect this new presentation. Additionally, during the current period we reclassified certain assets previously reported in corporate to local media to better align with how each respective business is being managed as a result of the Reorganization. During the period ended September 30, 2023, we measured segment performance based on operating income (loss). For the quarter ended September 30, 2023, we had two reportable segments, local media and tennis. Prior to the Deconsolidation, we had one additional reportable segment, local sports. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows. Our local sports segment provided viewers with live professional sports content and included the Bally RSNs, Marquee, and our investment in the YES Network, prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate `headquarters location. All our businesses are located within the United States. As a result of the Reorganization, the local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the other Transferred Assets, which are included in other and corporate, are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2023	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,771	$274	$1,045	$(7)	$6,083

For the three months ended September 30, 2023	Local Media		Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$697	(b)	$59	$17	$(6)	(a)	$767
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59		5	3	(1)		66
Amortization of program contract costs	18		—	—	—		18
Corporate general and administrative expenses	31		1	13	—		45
Loss on deconsolidation of subsidiary	—		—	10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(2)		—	2	—		—
Operating income (loss)	53		13	(29)	—		37
Interest expense including amortization of debt discount and deferred financing costs	77		—	—	—		77

For the nine months ended September 30, 2023	Local Media		Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,101	(b)	$174	$48	$(15)	(a)	$2,308
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	185		15	6	(2)		204
Amortization of program contract costs	59		—	—	—		59
Corporate general and administrative expenses	109		1	55	—		165
Loss on deconsolidation of subsidiary	—		—	10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(5)		—	16	—		11
Operating income (loss)	116		34	(95)	—		55
Interest expense including amortization of debt discount and deferred financing costs	227		—	—	—		227
Income from equity method investments	—		—	30	—		30

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022	Local Media		Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$781	(b)	$54	$17	$(9)	(a)	$843
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	61		6	1	(1)		67
Amortization of program contract costs	22		—	—	—		22
Corporate general and administrative expenses	16		—	14	—		30
Gain on asset dispositions and other, net of impairment	(7)		—	(21)	—		(28)
Operating income	143		11	—	—		154
Interest expense including amortization of debt discount and deferred financing costs	59		—	—	—		59
Income from equity method investments	—		—	33	—		33

For the nine months ended September 30, 2022	Local Media		Tennis	Local Sports (c)	Other & Corporate	Eliminations		Consolidated
Revenue	$2,295	(b)	$168	$482	$74	$(51)	(a)	$2,968
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	183		16	54	5	(3)		255
Amortization of sports programming rights	—		—	326	—	—		326
Amortization of program contract costs	68		—	—	—	—		68
Corporate general and administrative expenses	93		—	1	21	—		115
Gain on deconsolidation of subsidiary	—		—	—	(3,357)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(15)		—	—	(22)	—		(37)
Operating income (loss)	354		35	(4)	3,342	—		3,727
Interest expense including amortization of debt discount and deferred financing costs	158		—	72	6	(8)		228
Income from equity method investments	—		—	10	38	—		48

(a)Includes $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, and $4 million and $14 million for the three and nine months ended September 30, 2022, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation; $1 million for the nine months ended September 30, 2023, and $1 million and $26 million for the three and nine months ended September 30, 2022, respectively, of revenue for services provided by local media to other and local sports, which is eliminated in consolidation; and $2 million and $4 million for the three and nine months ended September 30, 2023, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2022, respectively, of intercompany revenue related to certain services provided by local media to tennis, which is eliminated in consolidation.
(b)Includes $15 million and $39 million for the three and nine months ended September 30, 2023, respectively, and $12 million and $27 million for the three and nine months ended September 30, 2022, respectively, of revenue for services provided by local media to local sports under management services agreements after the Deconsolidation, which is not eliminated in consolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Accounts receivable, net	$16	$47
Other current assets	4	3
Total current assets	20	50

Property and equipment, net	10	10
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	35	40
Total assets	$80	$115

LIABILITIES
Current liabilities:
Other current liabilities	$15	$15

Notes payable, finance leases and commercial bank financing, less current portion	6	7
Program contracts payable, less current portion	—	1
Other long-term liabilities	3	3
Total liabilities	$24	$26

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $130 million as of both September 30, 2023 and December 31, 2022, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2023, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $206 million and $187 million as of September 30, 2023 and December 31, 2022, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other (expense) income, net, respectively, in our consolidated statements of operations. We recorded gains of $5 million and $43 million for the three and nine months ended September 30, 2023, respectively, and gains of $33 million and $58 million for the three and nine months ended September 30, 2022, respectively, related to these investments.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in our loss of voting control over DSIH. We hold substantially all the equity of DSIH and provide certain management and general and administrative services to DSIH. However, it was determined that we are not the primary beneficiary because we lack the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for us to provide additional financial support. We are also party to the A/R Facility held by an indirect wholly-owned subsidiary of DSIH which has a maturity date of September 23, 2024. On May 10, 2023, DSPV paid the Company approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. There was no outstanding balance as of September 30, 2023 and an outstanding balance of approximately $193 million as of December 31, 2022. As of September 30, 2023, our aggregate commitment under the A/R Facility is $50 million. See Note Receivable within Note 2. Other Assets.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2022, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.2 million for the nine months ended September 30, 2023 and less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

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

All the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $64 million and $61 million as of September 30, 2023 and December 31, 2022, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2023 and December 31, 2022, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $3 million and $9 million for the three and nine months ended September 30, 2023, respectively, and $3 million and $7 million for the three and nine months ended September 30, 2022, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $33 million and $102 million for the three and nine months ended September 30, 2023, respectively, and $40 million and $111 million for the three and nine months ended September 30, 2022, respectively, related to the Cunningham Stations.

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

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, under these agreements.

MileOne Autogroup Inc.

We sell advertising time to certain operating subsidiaries of MileOne Autogroup, Inc. ("MileOne"), including automobile dealerships, body shops, and an automobile leasing company. David Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, MileOne. We received payments for advertising totaling less than $0.1 million for each of the three and nine months ended September 30, 2023 and 2022.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Leased Property by Real Estate Ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $1 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, we accounted for our equity interest in DSIH as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, we entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2023 is $78 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to us calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to the Company over the next four years. Pursuant to this agreement, the local media segment recorded $14 million and $36 million of revenue for the three and nine months ended September 30, 2023, respectively, and $11 million and $49 million of revenue for the three and nine months ended September 30, 2022, respectively, of which $24 million for the nine months ended September 30, 2022 was eliminated in consolidation prior to the Deconsolidation. We will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $2 million and $5 million during the three and nine months ended September 30, 2022, respectively.

Note receivable. We received payments totaling $203 million from DSPV during the nine months ended September 30, 2023 and received payments totaling $60 million from DSPV and funded an additional $40 million during the nine months ended September 30, 2022 related to the note receivable associated with the A/R Facility, including $199 million from DSPV on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses.

We recorded revenue of $4 million and $15 million during the three and nine months ended September 30, 2023, respectively, and $5 million and $10 million during the three and nine months ended September 30, 2022, respectively, related to certain other transactions between DSIH and the Company.

Other Equity Method Investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with the Company, in which we provide certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million for the nine months ended September 30, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, we accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the nine months ended September 30, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $2 million for the nine months ended September 30, 2022.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Sports Programming Rights

Affiliates of six professional teams had non-controlling equity interests in certain of DSIH's RSNs. DSIH paid $61 million for the nine months ended September 30, 2022 under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in our consolidated statements of operations and cash flows. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.2 million for both the three months ended September 30, 2023 and 2022 and $0.6 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, consisting of salary and bonus. Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company's Board of Directors. Ethan White received total compensation of $0.1 million and less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, consisting of salary and bonus, and was granted 1,252 shares of restricted stock, vesting over two years, during the nine months ended September 30, 2023. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended September 30, 2023 and 2022 and $0.1 million for both the nine months ended September 30, 2023 and 2022, consisting of salary and bonus. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million for both the three months ended September 30, 2023 and 2022 and $0.1 million for both the nine months ended September 30, 2023 and 2022, consisting of salary, and was granted 516 and 302 shares of restricted stock during the nine months ended September 30, 2023 and 2022, respectively, vesting over two years.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company's Board of Directors; Robert Smith, a member of the Company's Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended September 30, 2023 and 2022 and $0.6 million for both the nine months ended September 30, 2023 and 2022, consisting of salary and bonus. J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended September 30, 2023 and 2022 and $0.6 million for both the nine months ended September 30, 2023 and 2022, consisting of salary and bonus.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2023		As of December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$5	N/A	$6
Money market funds	N/A	571	N/A	741
Deferred compensation assets	N/A	42	N/A	41
Deferred compensation liabilities	N/A	39	N/A	35

Level 2:
Investments in equity securities (a)	N/A	103	N/A	153
Interest rate swap (b)	N/A	11	N/A	—
STG (c):
5.500% Senior Notes due 2030	485	260	500	347
5.125% Senior Notes due 2027	274	224	282	230
4.125% Senior Secured Notes due 2030	737	454	750	560
Term Loan B-2, due September 30, 2026	1,218	1,051	1,258	1,198
Term Loan B-3, due April 1, 2028	723	506	729	692
Term Loan B-4, due April 21, 2029	741	511	746	709
Debt of variable interest entities (c)	7	7	8	8
Debt of non-media subsidiaries (c)	16	16	16	16

Level 3:
Investments in equity securities (d)	N/A	48	N/A	75

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of September 30, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $48 million and $56 million as of September 30, 2023 and December 31, 2022, respectively.
(d)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the three and nine months ended September 30, 2023 we recorded fair value adjustment losses of $10 million and $27 million and during the three and nine months ended September 30, 2022 we recorded fair value adjustment losses of $0.2 million and $130 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and nine months ended September 30, 2023 and 2022 (in millions):

Options and Warrants
Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Fair value at June 30, 2023	$58	Fair value at December 31, 2022	$75
Measurement adjustments	(10)	Measurement adjustments	(27)
Fair value at September 30, 2023	$48	Fair value at September 30, 2023	$48

Options and Warrants
Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Fair value at June 30, 2022	$152	Fair value at December 31, 2021	$282
Measurement adjustments	—	Measurement adjustments	(130)
Fair value at September 30, 2022	$152	Fair value at September 30, 2022	$152

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$279	$884
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	544	612
Income taxes receivable	8	5
Prepaid expenses and other current assets	178	182
Total current assets	1,009	1,683
Property and equipment, net	696	728
Operating lease assets	128	145
Goodwill	2,016	2,088
Indefinite-lived intangible assets	123	150
Customer relationships, net	251	444
Other definite-lived intangible assets, net	429	502
Other assets	233	964
Total assets (a)	$4,885	$6,704

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$381	$397
Current portion of notes payable, finance leases, and commercial bank financing	36	38
Current portion of operating lease liabilities	19	23
Current portion of program contracts payable	85	83
Other current liabilities	56	67
Total current liabilities	577	608
Notes payable, finance leases, and commercial bank financing, less current portion	4,130	4,227
Operating lease liabilities, less current portion	140	154
Program contracts payable, less current portion	7	10
Deferred tax liabilities	390	610
Other long-term liabilities	207	220
Total liabilities (a)	5,451	5,829
Commitments and contingencies (See Note 5)
Redeemable noncontrolling interests	—	194
SBG member's equity (deficit):
Accumulated deficit	(512)	—
Accumulated other comprehensive income	9	—
Total SBG member's deficit	(503)	—
Old Sinclair shareholders' equity:
Old Sinclair Class A Common Stock, $.01 par value, 500,000,000 shares authorized and 45,847,879 shares issued and outstanding as of December 31, 2022	—	1
Old Sinclair Class B Common Stock, $.01 par value, 140,000,000 shares authorized and 23,775,056 shares issued and outstanding as of December 31, 2022, convertible into Old Sinclair Class A Common Stock	—	—
Additional paid-in capital	—	624
Retained earnings	—	122
Accumulated other comprehensive income	—	1
Total Old Sinclair shareholders' equity	—	748
Noncontrolling interests	(63)	(67)
Total (deficit) equity	(566)	681
Total liabilities, redeemable noncontrolling interests, and equity	$4,885	$6,704

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     SBG's consolidated total assets as of September 30, 2023 and December 31, 2022 include total assets of variable interest entities ("VIE") of $80 million and $115 million, respectively, which can only be used to settle the obligations of the VIEs. SBG's consolidated total liabilities as of both September 30, 2023 and December 31, 2022 include total liabilities of VIEs of $18 million for which the creditors of the VIEs have no recourse to SBG. See Note 7. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Media revenues	$697	$836	$2,203	$2,942
Non-media revenues	—	7	10	26
Total revenues	697	843	2,213	2,968

OPERATING EXPENSES:
Media programming and production expenses	371	396	1,166	1,557
Media selling, general and administrative expenses	164	190	539	605
Amortization of program contract costs	18	22	59	68
Non-media expenses	3	12	22	35
Depreciation of property and equipment	25	24	80	76
Corporate general and administrative expenses	31	30	147	115
Amortization of definite-lived intangible assets	34	43	114	179
Loss (gain) on deconsolidation of subsidiary	10	—	10	(3,357)
(Gain) loss on asset dispositions and other, net of impairment	(3)	(28)	7	(37)
Total operating expenses (gains)	653	689	2,144	(759)
Operating income	44	154	69	3,727

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(77)	(59)	(227)	(228)
Gain on extinguishment of debt	4	—	15	3
Income from equity method investments	—	33	31	48
Other income (expense), net	2	10	(51)	(155)
Total other expense, net	(71)	(16)	(232)	(332)
(Loss) income before income taxes	(27)	138	(163)	3,395
INCOME TAX BENEFIT (PROVISION)	6	(109)	236	(756)
NET (LOSS) INCOME	(21)	29	73	2,639
Net (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(14)
Net income attributable to the noncontrolling interests	(1)	(3)	(15)	(28)
NET (LOSS) INCOME ATTRIBUTABLE TO SBG	$(22)	$21	$62	$2,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(21)	$29	$73	$2,639
Unrealized gain on interest rate swap, net of tax	2	—	8	—
Share of other comprehensive income of equity method investments	—	—	—	3
Comprehensive (loss) income	(19)	29	81	2,642
Comprehensive (income) loss attributable to the redeemable noncontrolling interests	—	(5)	4	(14)
Comprehensive income attributable to the noncontrolling interests	(1)	(3)	(15)	(28)
Comprehensive (loss) income attributable to SBG	$(20)	$21	$70	$2,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2022
		Old Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, June 30, 2022	$187	46,470,546	$1	23,775,056	$—	$628	$79	$(2)	$(64)	$642
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases of Old Sinclair Class A Common Stock	—	(489,051)	—	—	—	(10)	—	—	—	(10)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	92,431	—	—	—	5	—	—	—	5
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	—	(5)	(5)
Net income	5	—	—	—	—	—	21	—	3	24
BALANCE, September 30, 2022	$190	46,073,926	$1	23,775,056	$—	$623	$84	$(2)	$(66)	$640

	Nine Months Ended September 30, 2022
		Old Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.75 per share)	—	—	—	—	—	—	(53)	—	—	(53)
Repurchases of Old Sinclair Class A Common Stock	—	(4,547,370)	—	—	—	(114)	—	—	—	(114)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	1,306,993	—	—	—	46	—	—	—	46
Distributions to noncontrolling interests	(5)	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	3	—	3
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	14	—	—	—	—	—	2,597	—	28	2,625
BALANCE, September 30, 2022	$190	46,073,926	$1	23,775,056	$—	$623	$84	$(2)	$(66)	$640

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2023
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, June 30, 2023	$(418)	$7	$(61)	$(472)
Deemed dividend to parent	(20)	—	—	(20)
Distribution to parent	(52)	—	—	(52)
Distributions to noncontrolling interests		—	(3)	(3)
Other comprehensive income	—	2	—	2
Net (loss) income	(22)	—	1	(21)
BALANCE, September 30, 2023	$(512)	$9	$(63)	$(566)

	Nine Months Ended September 30, 2023
							SBG Member
	Redeemable Noncontrolling Interests	Old Class A Common Stock		Old Class B Common Stock		Old Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Old Sinclair Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	2,274,558	—	—	—	40	—	—	—	40
Old Sinclair Class A and Class B Common Stock converted to SBG member's equity	—	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	—	(511)	(626)	—	(1)	(1,138)
Distribution to parent	—	—	—	—	—	—	(52)	—	—	(52)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net (loss) income	(4)	—	—	—	—	—	62	—	15	77
BALANCE, September 30, 2023	$—	—	$—	—	$—	$—	$(512)	$9	$(63)	$(566)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73	$2,639
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of sports programming rights	—	326
Amortization of definite-lived intangible and other assets	114	179
Depreciation of property and equipment	80	76
Amortization of program contract costs	59	68
Stock-based compensation	34	46
Deferred tax (benefit) provision	(237)	759
Loss (gain) on asset dispositions and other, net of impairment	7	(10)
Loss (gain) on deconsolidation of subsidiary	10	(3,357)
Income from equity method investments	(31)	(48)
Loss from investments	77	144
Distributions from investments	29	74
Sports programming rights payments	—	(325)
Rebate payments to distributors	—	(15)
Gain on extinguishment of debt	(15)	(3)
Change in assets and liabilities, net of acquisitions, deconsolidation of subsidiary, and asset transfer to Ventures:
Decrease in accounts receivable	30	48
Increase in prepaid expenses and other current assets	(10)	(95)
Increase in due from member	(12)	—
Increase in accounts payable and accrued and other current liabilities	27	49
Net change in net income taxes payable/receivable	(2)	(19)
Decrease in program contracts payable	(68)	(78)
Other, net	7	—
Net cash flows from operating activities	172	458

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(71)	(74)
Deconsolidation of subsidiary cash	—	(315)
Purchases of investments	(37)	(67)
Distributions from investments	204	90
Other, net	6	14
Net cash flows from (used in) investing activities	102	(352)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	728
Repayments of notes payable, commercial bank financing, and finance leases	(76)	(854)
Repurchase of outstanding Old Sinclair Class A Common Stock	(153)	(114)
Dividends paid on Old Sinclair Class A and Class B Common Stock	(18)	(53)
Dividends paid on redeemable subsidiary preferred equity	—	(5)
Repurchase of redeemable subsidiary preferred equity	(190)	—
Distributions to member, net	(429)	—
Distributions to noncontrolling interests, net	(10)	(10)
Other, net	(3)	(10)
Net cash flows used in financing activities	(879)	(318)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(605)	(212)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	884	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$279	$607

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

For the quarter ended September 30, 2023, SBG had one reportable segment: local media. Prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), SBG had one additional reportable segment: local sports. The local media segment consists primarily of SBG's 185 broadcast television stations in 86 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 639 channels as of September 30, 2023. For the purpose of this report, these 185 stations and 639 channels are referred to as "SBG" stations and channels. The local sports segment consisted primarily of the Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from SBG's financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, the Bally RSNs and Marquee are referred to as "the RSNs". The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Effective at 12:00 am Eastern U.S. time on June 1, 2023 (the "Share Exchange Effective Time"), pursuant to the Share Exchange Agreement and Articles of Share Exchange filed with the Maryland State Department of Assessments and Taxation, the share exchange between Sinclair and Old Sinclair was completed (the "Share Exchange"). Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to a Maryland limited liability company named Sinclair Broadcast Group, LLC. On the day following the Share Exchange Effective Time, Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the "Transferred Assets") to Sinclair Ventures, LLC, a new indirect wholly-owned subsidiary of Sinclair ("Ventures"). The Share Exchange and the related steps described above collectively are referred to as the "Reorganization." The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Compulse, a marketing technology and managed services company, and Tennis Channel and related assets.

As a result of the Reorganization, SBG's consolidated statement of operations for the nine months ended September 30, 2023 includes five months of activity related to the Transferred Assets prior to the Reorganization. Subsequent to June 1, 2023, the assets and liabilities of the Transferred Assets are no longer included within SBG's consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with the Transferred Assets refer to the periods prior to the Reorganization.

The Reorganization is considered transactions between entities under common control and therefore the Transferred Assets were transferred from SBG to Ventures at a net book value of $1,138 million during the nine months ended September 30, 2023, which is recognized in SBG's consolidated statements of equity and redeemable noncontrolling interests as a dividend to SBG's parent.

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, Old Sinclair's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH"), completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in SBG's loss of voting control. As a result, DSIH, whose operations represented the entirety of SBG's local sports segment, was deconsolidated from SBG's consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). SBG's consolidated statement of operations for the nine months ended September 30, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within SBG's consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, SBG recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in SBG's consolidated statements of operations for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, we recorded an adjustment to the deconsolidation gain of $10 million. Subsequent to the Deconsolidation, SBG's equity ownership interest in DSIH is accounted for under the equity method of accounting. See Note 2. Other Assets for more information.

Interim Financial Statements

SBG's consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

In September 2023, the FASB voted to finalize a proposed ASU "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The guidance is expected to be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The final ASU is expected during the fourth quarter of 2023. SBG is currently evaluating the impact of this guidance.

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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $4 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively. Leased assets obtained in exchange for new finance lease liabilities were $1 million for the nine months ended September 30, 2022. Non-cash investing activities included property and equipment purchases of $5 million for the nine months ended September 30, 2023.

SBG made noncash distributions of $778 million to Sinclair, and certain of its direct and indirect subsidiaries, for the nine months ended September 30, 2023, which represents the book value of the net assets distributed. See Company Reorganization above.

Revenue Recognition

The following table presents SBG's revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2023	Local Media	Total
Distribution revenue	$365	$365
Advertising revenue	292	292
Other media, non-media, and intercompany revenues	40	40
Total revenues	$697	$697

For the nine months ended September 30, 2023	Local Media	Other	Eliminations	Total
Distribution revenue	$1,118	$76	$—	$1,194
Advertising revenue	881	29	(5)	905
Other media, non-media, and intercompany revenues	102	14	(2)	114
Total revenues	$2,101	$119	$(7)	$2,213

For the three months ended September 30, 2022	Local Media	Other	Eliminations	Total
Distribution revenue	$381	$44	$—	$425
Advertising revenue	367	15	(8)	374
Other media, non-media, and intercompany revenues	33	12	(1)	44
Total revenues	$781	$71	$(9)	$843

For the nine months ended September 30, 2022	Local Media	Local Sports	Other	Eliminations	Total
Distribution revenue	$1,159	$433	$136	$—	$1,728
Advertising revenue	1,023	44	61	(17)	1,111
Other media, non-media, and intercompany revenues	113	5	45	(34)	129
Total revenues	$2,295	$482	$242	$(51)	$2,968

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

Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG's consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $176 million and $200 million as of September 30, 2023 and December 31, 2022, respectively, of which $129 million and $144 million, respectively, was reflected in other long-term liabilities in SBG's consolidated balance sheets. Deferred revenue recognized during the nine months ended September 30, 2023 and 2022, included in the deferred revenue balance as of December 31, 2022 and 2021, was $39 million and $53 million, respectively.

For the three months ended September 30, 2023, one customer accounted for 11% of SBG's total revenues. For the nine months ended September 30, 2023, two customers accounted for 11% and 10%, respectively, of SBG's total revenues. For the three months ended September 30, 2022, one customer accounted for 11% of SBG's total revenues. For the nine months ended September 30, 2022, three customers accounted for 14%, 12%, and 11%, respectively, of SBG's total revenues. As of September 30, 2023, three customers accounted for 11%, 11%, and 10%, respectively, of SBG's accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of SBG's accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

SBG’s income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2023 and 2022 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

SBG’s effective income tax rate for the three months ended September 30, 2023 approximated the statutory rate. SBG’s effective income tax rate for the nine months ended September 30, 2023 was greater than the statutory rate primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). SBG’s effective income tax rate for the three months ended September 30, 2022, was greater than the statutory rate primarily due to an increase in valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). SBG’s effective income tax rate for the nine months ended September 30, 2022, approximated SBG’s statutory rate.

SBG believes that its liability for unrecognized tax benefits could be reduced by up to $1 million, in the next twelve months, as a result of the expected statute of limitations expirations, and the resolution of examination issues and settlements with tax authorities.

Share Repurchase Program

For the nine months ended September 30, 2023, SBG repurchased approximately 8.8 million shares of Old Sinclair Class A Common Stock for $151 million. All shares were repurchased under an SEC Rule 10b5-1 plan, which is no longer applicable subsequent to the Reorganization.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2.              OTHER ASSETS:

Other assets as of September 30, 2023 and December 31, 2022 consisted of the following (in millions):

	As of September 30, 2023	As of December 31, 2022
Equity method investments (a)	$1	$113
Other investments (a)	—	442
Note receivable (a)	—	193
Income tax receivable	131	131
Post-retirement plan assets	42	41
Other	59	44
Total other assets	$233	$964

(a)The note receivable, other investments, and certain of the equity method investments were transferred to Ventures as part of the Reorganization.

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

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, SBG's equity interest in DSIH is accounted for under the equity method of accounting. As of March 1, 2022, SBG reflected the investment in DSIH at fair value, which was determined to be nominal. For the three and nine months ended September 30, 2023 and 2022, SBG recorded no equity method loss related to the investment because the carrying value of the investment is zero and SBG is not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

YES Network Investment. Prior to the Deconsolidation, SBG's investment in the YES Network was accounted for as an equity method investment. SBG recorded income of $10 million for the nine months ended September 30, 2022 related to this investment, which is reflected in income from equity method investments in SBG's consolidated statements of operations. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Other Investments

SBG's investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

All of the investments measured at fair value and NAV were transferred to Ventures as part of the Reorganization. As of December 31, 2022, SBG held $234 million in investments measured at fair value and $190 million in investments measured at NAV. SBG recognized a fair value adjustment loss of $73 million for the nine months ended September 30, 2023 and a fair value adjustment gain of $4 million and loss of $157 million for the three and nine months ended September 30, 2022, respectively, associated with these investments, which are reflected in other (expense) income, net in SBG's consolidated statements of operations. As of December 31, 2022, SBG's unfunded commitments related to the investments valued using the NAV practical expedient totaled $88 million.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
All of the investments accounted for utilizing the measurement alternative were transferred to Ventures as part of the Reorganization. Investments accounted for utilizing the measurement alternative were $18 million, net of $7 million of cumulative impairments, as of December 31, 2022. SBG recorded a $6 million impairment related to one investment for the nine months ended September 30, 2023, which is reflected in other (expense) income, net in SBG's consolidated statements of operations. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either of the three and nine months ended September 30, 2022.

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

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of September 30, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of September 30, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2023.

During the three months ended September 30, 2023, STG purchased $30 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $26 million. The portions of the Term Loan B-2 purchased were canceled immediately following their acquisition. STG recognized a gain on extinguishment of the Term Loan B-2 of $3 million for both the three and nine months ended September 30, 2023.

In June 2023, STG purchased $3 million, $15 million, and $13 million aggregate principal amount of the 5.125% Senior Notes due 2027, the 5.500% Senior Notes due 2030, and the 4.125% Senior Secured Notes due 2030 (collectively, the notes are referred to as the "STG Notes"), respectively, in open market transactions for consideration of $3 million, $8 million, and $8 million, respectively. During the three months ended September 30, 2023, STG purchased $4 million in aggregate principal amount of the 5.125% Senior Notes due 2027 in open market transactions for consideration of $3 million. The STG Notes acquired in June 2023 and during the three months ended September 30, 2023 were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the STG Notes of $1 million and $12 million for the three and nine months ended September 30, 2023, respectively.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG's consolidated balance sheets includes finance leases to affiliates of $2 million and $3 million as of September 30, 2023 and December 31, 2022, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG's consolidated balance sheets includes finances leases to affiliates of $5 million and $6 million as of September 30, 2023 and December 31, 2022, respectively. See Note 9. Related Person Transactions.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both September 30, 2023 and December 31, 2022, all of which relate to consolidated VIEs and is included in SBG's consolidated balance sheets as of both September 30, 2023 and December 31, 2022. SBG provides a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $112 million with annual escalations of 4% for the next six years. SBG has determined that, as of September 30, 2023, it is not probable that SBG would have to perform under any of these guarantees.

Interest Rate Swap

SBG entered into an interest rate swap effective February 7, 2023 and terminates on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of September 30, 2023, the fair value of the interest rate swap was an asset of $11 million, which is recorded in other assets in SBG's consolidated balance sheets.

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

Distributions accrued during the nine months ended September 30, 2023 were $3 million and during the three and nine months ended September 30, 2022 were $3 million and $9 million, respectively, and are reflected in net income attributable to the redeemable noncontrolling interests in SBG's consolidated statements of operations. Distributions accrued during all of the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children's television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of September 30, 2023, SBG has accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys' fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants' motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a special master completes his review of the plaintiffs' objections to the defendants' privilege claims. That privilege review is ongoing. On August 18, 2023, the defendants filed objections to the Special Master’s First Report and Recommendations with the Court, which has not yet ruled on those objections. On May 26, 2023, the plaintiffs filed a motion with the Court seeking preliminary approval of settlements they have reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs' claims against them. The Court granted preliminary approval of these settlements on August 18, 2023, and set a deadline of October 26, 2023, for class members to file either objections or claims. The plaintiffs filed a motion for final approval of the settlement on October 11, 2023. A hearing on final approval is currently scheduled for December 7, 2023. The Company and the other non-settling defendants continue to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In the complaint, plaintiffs challenge a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleges, among other things, that the management services agreement entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally's Corporation ("Bally's") transaction in November 2020 through which Bally's acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint alleges that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserts a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contract, unjust enrichment and breaches of fiduciary duties. The plaintiffs are seeking, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined. The defendants believe the allegations in this lawsuit are without merit and intend to vigorously defend against plaintiffs' claims.

While at this early stage of the proceedings it is not possible to determine the probability of any outcome or probability or amount of any loss, in the event of an unfavorable outcome, SBG's subsidiaries may be required to pay monetary damages, which could materially and adversely affect SBG's financial and results of operations.

6.              SEGMENT DATA:

During the period ended June 30, 2023 SBG modified its segment reporting to align with the new organizational structure of SBG discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods has been revised to reflect this new presentation. Additionally, during the current period we reclassified certain assets previously reported in corporate to local media to better align with how each respective business is being managed as a result of the Reorganization. During the period ended September 30, 2023, SBG measured segment performance based on operating income (loss). For the quarter ended September 30, 2023, SBG had one reportable segment: local media. Prior to the Deconsolidation, SBG had one additional reportable segment: local sports. The local media segment includes SBG's television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. The local sports segment provided viewers with live professional sports content and included the Bally RSNs, Marquee, and SBG's investment in the YES Network, prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include SBG's costs to operate as the parent company of its subsidiaries. All of SBG's businesses are located within the United States.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2023	Local Media	Corporate	Eliminations	Consolidated
Assets	$4,771	$114	$—	$4,885

For the three months ended September 30, 2023	Local Media		Corporate	Eliminations	Consolidated
Revenue	$697	(b)	$—	$—	$697
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59		—	—	59
Amortization of program contract costs	18		—	—	18
Corporate general and administrative expenses	31		—	—	31
Loss on deconsolidation of subsidiary	—		10	—	10
Gain on asset dispositions and other, net of impairment	(2)		(1)	—	(3)
Operating income (loss)	53		(9)	—	44
Interest expense including amortization of debt discount and deferred financing costs	77		—	—	77

For the nine months ended September 30, 2023	Local Media		Other & Corporate (c)	Eliminations		Consolidated
Revenue	$2,101	(b)	$119	$(7)	(a)	$2,213
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	185		10	(1)		194
Amortization of program contract costs	59		—	—		59
Corporate general and administrative expenses	109		38	—		147
Loss on deconsolidation of subsidiary	—		10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(5)		12	—		7
Operating income (loss)	116		(47)	—		69
Interest expense including amortization of debt discount and deferred financing costs	227		—	—		227
Income from equity method investments	—		31	—		31

For the three months ended September 30, 2022	Local Media		Other & Corporate	Eliminations		Consolidated
Revenue	$781	(b)	$71	$(9)	(a)	$843
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	61		7	(1)		67
Amortization of program contract costs	22		—	—		22
Corporate general and administrative expenses	16		14	—		30
Gain on asset dispositions and other, net of impairment	(7)		(21)	—		(28)
Operating income	143		11	—		154
Interest expense including amortization of debt discount and deferred financing costs	59		—	—		59
Income from equity method investments	—		33	—		33

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022	Local Media		Local Sports (d)	Other & Corporate	Eliminations		Consolidated
Revenue	$2,295	(b)	$482	$242	$(51)	(a)	$2,968
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	183		54	21	(3)		255
Amortization of sports programming rights	—		326	—	—		326
Amortization of program contract costs	68		—	—	—		68
Corporate general and administrative expenses	93		1	21	—		115
Gain on deconsolidation of subsidiary	—		—	(3,357)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(15)		—	(22)	—		(37)
Operating income (loss)	354		(4)	3,377	—		3,727
Interest expense including amortization of debt discount and deferred financing costs	158		72	6	(8)		228
Income from equity method investments	—		10	38	—		48

(a)Includes $1 million for the nine months ended September 30, 2023, and $1 million and $26 million for the three and nine months ended September 30, 2022, respectively, of revenue for services provided by local media to other and local sports, which is eliminated in consolidation.
(b)Includes $15 million and $39 million for the three and nine months ended September 30, 2023, respectively, and $12 million and $27 million for the three and nine months ended September 30, 2022, respectively, of revenue for services provided by local media under management services agreements after the Deconsolidation, which is not eliminated in consolidation. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG's consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Accounts receivable, net	$16	$47
Other current assets	4	3
Total current assets	20	50

Property and equipment, net	10	10
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	35	40
Total assets	$80	$115

LIABILITIES
Current liabilities:
Other current liabilities	$15	$15

Long-term liabilities:
Notes payable, finance leases and commercial bank financing, less current portion	6	7
Program contracts payable, less current portion	—	1
Other long-term liabilities	3	3
Total liabilities	$24	$26

The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $130 million as of both September 30, 2023 and December 31, 2022 as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2023, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of SBG's investments in these VIEs for which SBG was not the primary beneficiary were $187 million as of December 31, 2022, and are included in other assets in SBG's consolidated balance sheets. See Note 2. Other Assets for more information related to SBG's equity investments. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other (expense) income, net, respectively, in SBG's consolidated statements of operations. SBG recorded gains of $37 million for the nine months ended September 30, 2023 and gains of $33 million and $58 million for the three and nine months ended September 30, 2022, respectively, related to these investments.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Leases. Certain assets used by SBG and SBG's operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2022, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of $0.2 million for the nine months ended September 30, 2023 and less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $64 million and $61 million as of September 30, 2023 and December 31, 2022, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2023 and December 31, 2022, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and has a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $3 million and $9 million for the three and nine months ended September 30, 2023, respectively, and $3 million and $7 million for the three and nine months ended September 30, 2022, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG's consolidated statements of operations. SBG's consolidated revenues include $33 million and $102 million for the three and nine months ended September 30, 2023, respectively, and $40 million and $111 million for the three and nine months ended September 30, 2022, respectively, related to the Cunningham Stations.

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

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, under these agreements.

MileOne Autogroup Inc.

SBG sells advertising time to certain operating subsidiaries of MileOne Autogroup, Inc. ("MileOne"), including automobile dealerships, body shops, and an automobile leasing company. David Smith has a controlling interest in, and is a member of the Board of Directors of, MileOne. SBG received payments for advertising totaling less than $0.1 million for each of the three and nine months ended September 30, 2023 and 2022.

Leased Property by Real Estate Ventures

Certain of SBG's real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.7 million for the nine months ended September 30, 2023 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.

Sinclair, Inc.

Subsequent to the Reorganization, Sinclair is the sole member of SBG. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

SBG recorded revenue of $2 million and $3 million during the three and nine months ended September 30, 2023, respectively, within the local media segment related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $2 million and $4 million during the three and nine months ended September 30, 2023, respectively, within the local media segment related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made cash distributions of $83 million and $443 million to Sinclair, and certain of its direct and indirect subsidiaries, during the three and nine months ended September 30, 2023, respectively.

SBG received cash payments of $16 million from Sinclair, and certain of its direct and indirect subsidiaries, during both the three and nine months ended September 30, 2023.

As of September 30, 2023, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $27 million, included within prepaid expenses and other current assets in SBG's consolidated balance sheets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, SBG's equity interest in DSIH is accounted for as an equity method investment. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Management Services Agreement. In 2019, SBG entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which SBG provided DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2023 is $78 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to SBG calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to SBG over the next four years. Pursuant to this agreement, the local media segment recorded $14 million and $36 million of revenue for the three and nine months ended September 30, 2023, respectively, and $11 million and $49 million of revenue for the three and nine months ended September 30, 2022, respectively, of which $24 million for the nine months ended September 30, 2022 was eliminated in consolidation prior to the Deconsolidation. SBG will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $2 million and $5 million during the three and nine months ended September 30, 2022, respectively.

Note receivable. SBG received payments of $203 million from DSPV during the nine months ended September 30, 2023 and received payments of $60 million from DSPV and funded an additional $40 million during the nine months ended September 30, 2022 related to the note receivable associated with the A/R Facility, including $199 million from DSPV on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. The loans under the A/R Facility and cash received on May 10, 2023 were transferred to Ventures as part of the Reorganization.

SBG recorded revenue of $1 million and $10 million during the three and nine months ended September 30, 2023, respectively, and $5 million and $10 million during the three and nine months ended September 30, 2022, respectively, within the local media segment and other related to certain other transactions between DSIH and SBG.

Other Equity Method Investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with SBG, in which certain services were provided for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid SBG a management services fee of $1 million for the nine months ended September 30, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, SBG accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the nine months ended September 30, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SBG has a minority interest in a sports marketing company, which is accounted for as an equity method investment. Payments to this business for marketing services totaled $2 million for the nine months ended September 30, 2022.

Sports Programming Rights

Affiliates of six professional teams had non-controlling equity interests in certain of DSIH's RSNs. DSIH paid $61 million for the nine months ended September 30, 2022 under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in SBG's consolidated statements of operations and cash flows. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Jason Smith received total compensation of $0.2 million for both the three months ended September 30, 2023 and 2022 and $0.6 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, consisting of salary and bonus. Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and member of SBG's Board of Managers. Ethan White received total compensation of $0.1 million and less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, consisting of salary and bonus, and was granted 1,252 shares of restricted stock, vesting over two years, during the nine months ended September 30, 2023. Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended September 30, 2023 and 2022 and $0.1 million for both the nine months ended September 30, 2023 and 2022, consisting of salary and bonus. Edward Kim, an employee of SBG, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of SBG. Edward Kim received total compensation of less than $0.1 million for both the three months ended September 30, 2023 and 2022 and $0.1 million for both the nine months ended September 30, 2023 and 2022, consisting of salary, and was granted 516 and 302 shares of restricted stock during the nine months ended September 30, 2023 and 2022, respectively, vesting over two years.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG's Board of Managers, and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended September 30, 2023 and 2022 and $0.6 million for both the nine months ended September 30, 2023 and 2022, consisting of salary and bonus. J. Duncan Smith is the brother of David Smith and Frederick Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended September 30, 2023 and 2022 and $0.6 million for both the nine months ended September 30, 2023 and 2022, consisting of salary and bonus.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of SBG's financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2023		As of December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities (a)	N/A	$—	N/A	$6
Money market funds	N/A	264	N/A	741
Deferred compensation assets	N/A	42	N/A	41
Deferred compensation liabilities	N/A	39	N/A	35

Level 2:
Investments in equity securities (a) (b)	N/A	—	N/A	153
Interest rate swap (c)	N/A	11	N/A	—
STG (d):
5.500% Senior Notes due 2030	485	260	500	347
5.125% Senior Notes due 2027	274	224	282	230
4.125% Senior Secured Notes due 2030	737	454	750	560
Term Loan B-2, due September 30, 2026	1,218	1,051	1,258	1,198
Term Loan B-3, due April 1, 2028	723	506	729	692
Term Loan B-4, due April 21, 2029	741	511	746	709
Debt of variable interest entities (d)	7	7	8	8
Debt of non-media subsidiaries (a) (d)	—	—	16	16

Level 3:
Investments in equity securities (a) (e)	N/A	—	N/A	75

N/A - Not applicable
(a)The debt of non-media subsidiaries and the investments in equity securities were transferred to Ventures as part of the Reorganization.
(b)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(c)SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of September 30, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(d)Amounts are carried in SBG's consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $48 million and $56 million as of September 30, 2023 and December 31, 2022, respectively.
(e)On November 18, 2020, SBG entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the nine months ended September 30, 2023 SBG recorded a fair value adjustment loss of $25 million and during the three and nine months ended September 30, 2022 SBG recorded fair value adjustment losses of $0.2 million and $130 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share. The warrants and options were transferred to Ventures as part of the Reorganization.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and nine months ended September 30, 2023 and 2022 (in millions):

Options and Warrants
Nine Months Ended September 30, 2023
Fair value at December 31, 2022	$75
Measurement adjustments	(25)
Transfer to Ventures	(50)
Fair value at September 30, 2023	$—

Options and Warrants
Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Fair value at June 30, 2022	$152	Fair value at December 31, 2021	$282
Measurement adjustments	—	Measurement adjustments	(130)
Fair value at September 30, 2022	$152	Fair value at September 30, 2022	$152

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

Summary of Significant Events — financial events during the three months ended September 30, 2023 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair's and SBG's revenues and expenses for the three and nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resources — a discussion of Sinclair's and SBG's primary sources of liquidity and an analysis of Sinclair's and SBG's cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2023.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In July 2023, Sinclair announced a distribution agreement with Hulu to add carriage of Sinclair's Tennis Channel and T2 and SBG's Comet and CHARGE! to Hulu's service offerings beginning in January 2024.
•In August 2023, SBG agreed to expand and extend its network affiliation agreement with The CW. Under the terms of the comprehensive multiyear agreement, SBG will continue carrying The CW’s entertainment and sports programming in 35 of its owned and/or operated markets across the country. The agreement also includes the right to negotiate carriage agreements directly with vMVPDs. In addition, beginning September 1, SBG launched The CW on two new affiliate stations, KOMO-TV/KUNS-TV, in Seattle, Washington, and WPNT-TV in Pittsburgh, Pennsylvania.
•In September 2023, DIRECTV, LLC extended its distribution agreement with Sinclair.
•In September 2023, Tennis Channel and the Carvana Professional Pickleball Association (PPA Tour) announced a commercial joint venture to further grow pickleball in the US and worldwide. The partnership will see the vast majority of PPA Tour matches appear live on Tennis Channel platforms, integrated advertising-sales efforts for media and tournaments, and the recent launch of a 24-hour pickleball channel. Tennis Channel will produce all events for the PPA Tour.
•In October 2023, SBG launched The Nest, a new, free over-the-air national broadcast TV network with programming comprised of home-improvement, true-crime, factual reality series, and celebrity driven family shows. The Nest joins SBG’s lineup of national broadcast networks, Comet, CHARGE!, and TBD. It replaces Stadium network on broadcast stations across the country. At launch, the network was available in more than 50% of all US television households including the major markets of New York, Los Angeles, Philadelphia, Dallas - Ft. Worth, Boston, San Francisco - Oakland - San Jose and Seattle-Tacoma.
•In October 2023, SBG and Paramount reached comprehensive, multi-year distribution agreements across all 21 CBS network affiliations for SBG stations, including six top-50 market affiliates, KUTV in Salt Lake City, UT, KEYE in Austin, TX, WKRC in Cincinnati, OH, WPEC in West Palm Beach, FL, WWMT in Grand Rapids, MI and WHP in Harrisburg, PA. Additionally, Paramount reached an agreement to renew the affiliations of WTVH in Syracuse, NY and WGFL in Gainesville, FL, stations to which SBG provides services.

Environmental, Social, and Governance
•To date in 2023, SBG's newsrooms have won a total of 260 journalism awards, including a RTDNA National Edward R. Murrow award won by Sinclair's Seattle station, KOMO-TV, for Sports Reporting/Large Market Television category.
•In July 2023, Sinclair announced a partnership with the National Diaper Bank Network to launch Sinclair Cares: Summer Diaper Drive, a nationwide campaign to create awareness, provide assistance, and build a community to reduce diaper need in the US.
•In July 2023, SBG announced that scholarships were awarded to 15 university students as a part of SBG's annual Diversity Scholarship program.

•In October 2023, Sinclair launched Sinclair Cares: Humanitarian Relief in Israel, a fundraising partnership in conjunction with Magen David Adom (MDA), an affiliate of the International Federation of Red Cross and Red Crescent Societies, to help with their efforts providing humanitarian relief and emergency medical services for all people in Israel, regardless of religious creed or political belief.
•In October 2023, SBG announced the return of SBG's News Reporter and Producer Academies, a series of interactive, virtual workshops for college students interested in pursuing careers in journalism. This year, SBG also added Weather Academy, a workshop for students interested in a career in weather. The 90-minute sessions will run throughout November and assist students seeking to build a career in reporting, producing or weather.

NextGen Broadcasting (ATSC 3.0)
•In October 2023, Sinclair announced an agreement to expand development of and promote NextGen services in South Korea with the Korea Radio Promotion Association.
•In 2023, Sinclair, in coordination with other broadcasters, and led by BitPath, its joint venture with another broadcaster, have deployed NextGen TV, powered by ATSC 3.0, in the 5 additional markets below. This brings the total number of our markets in which NextGen TV has been deployed to 42:

Month	Market	Number of Stations	Company Stations
March 2023	Rochester, NY	4	WHAM-TV(a) (ABC), WUHF (FOX)
March 2023	Des Moines, IA	4	KDSM-TV (FOX)
June 2023	South Bend, IN	5	WSBT-TV (CBS and FOX)
July 2023	Reno, NV	5	KRXI-TV (FOX), KRNV-DT(a) (NBC), and KNSN-TV(b) (MyNet)
August 2023	Minneapolis, MN	5	WUCW-TV (CW)

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

Financing, Capital Allocation, and Shareholder Returns
•In August 2023, Sinclair declared a quarterly dividend of $0.25 per share and in November 2023, Sinclair declared a quarterly dividend of $0.25 per share.
•For the nine months ended September 30, 2023, Sinclair repurchased approximately 8.8 million shares of Class A Common Stock for $151 million, which all occurred through May 2023. All shares were repurchased under an SEC Rule 10b5-1 plan.
•Since the beginning of June 2023, STG purchased an aggregate $64 million of principal across multiple tranches of debt in the open market for $49 million.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. For the quarter ended September 30, 2023, we have two reportable segments, local media and tennis, that are disclosed separately from our other and corporate activities. Prior to the Deconsolidation, we had one additional reportable segment, local sports.

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

The operating results of our tennis segment are usually subject to cyclical fluctuations due to the amount and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters because of the amount and significance of tournaments that are played during the respective quarters.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Media revenues	$758	$836	$2,285	$2,942
Non-media revenues	9	7	23	26
Total revenues	767	843	2,308	2,968
Media programming and production expenses	400	396	1,211	1,557
Media selling, general and administrative expenses	176	190	557	605
Depreciation and amortization expenses	66	67	204	255
Amortization of program contract costs	18	22	59	68
Non-media expenses	15	12	36	35
Corporate general and administrative expenses	45	30	165	115
Loss (gain) on deconsolidation of subsidiary	10	—	10	(3,357)
(Gain) loss on asset dispositions and other, net of impairment	—	(28)	11	(37)
Operating income	$37	$154	$55	$3,727
Net (loss) income attributable to Sinclair	$(46)	$21	$50	$2,597

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2023	2022		2023	2022
Revenue:
Distribution revenue	$365	$381	(4)%	$1,118	$1,159	(4)%
Advertising revenue	292	367	(20)%	881	1,023	(14)%
Other media revenues (a)	40	33	21%	102	113	(10)%
Media revenues (c)	$697	$781	(11)%	$2,101	$2,295	(8)%

Operating Expenses:
Media programming and production expenses	$371	$365	2%	$1,111	$1,086	2%
Media selling, general and administrative expenses (b)	164	175	(6)%	514	514	—%
Depreciation and amortization expenses	59	61	(3)%	185	183	1%
Amortization of program contract costs	18	22	(18)%	59	68	(13)%
Corporate general and administrative expenses	31	16	94%	109	93	17%
Non-media expenses	3	6	(50)%	12	12	—%
Gain on asset dispositions and other, net of impairment	(2)	(7)	(71)%	(5)	(15)	(67)%
Operating income	$53	$143	(63)%	$116	$354	(67)%
Interest expense including amortization of debt discount and deferred financing costs	$77	$59	31%	$227	$158	44%
Gain on extinguishment of debt	$4	$—	n/m	$15	$3	n/m

n/m - not meaningful
(a)Includes $1 million for the nine months ended September 30, 2023, and $1 million and $26 million for the three and nine months ended September 30, 2022, respectively, of intercompany revenue related to certain services provided to other and local sports, prior to the Deconsolidation, under management services agreements, which is eliminated in consolidation, and $15 million and $39 million of revenue for the three and nine months ended September 30, 2023, respectively, and $12 million and $27 million for the three and nine months ended September 30, 2022, respectively, for services provided by local media to local sports under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Includes $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, and $5 million and $8 million for the three and nine months ended September 30, 2022, respectively, of intercompany expense related to certain services provided to local media from other, which is eliminated in consolidation.
(c)Includes $2 million and $4 million for the three and nine months ended September 30, 2023, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2022, respectively, of intercompany revenue related to certain services provided by local media to tennis, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents payments from Distributors for our broadcast signals, decreased $16 million and $41 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to a decrease in subscribers, partially offset by increases in contractual rates.

Advertising revenue. Advertising revenue decreased $75 million and $142 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to a decrease in political advertising revenue of $77 million for the three-month period and $140 million for the nine-month period, as 2022 was a political year, compared to 2023 which is a non-political year.

SINCLAIR, INC. RESULTS OF OPERATIONS
The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Local news	37%	37%	35%	36%
Syndicated/Other programming	29%	28%	28%	29%
Network programming	18%	21%	19%	21%
Sports programming	12%	10%	12%	9%
Paid programming	4%	4%	6%	5%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels (a)	2023	2022	2023	2022
ABC	40	30%	28%	30%	30%
FOX	55	23%	22%	23%	22%
CBS	30	19%	18%	20%	19%
NBC	25	13%	18%	12%	16%
CW	47	5%	5%	5%	5%
MNT	39	4%	4%	4%	4%
Other	403	6%	5%	6%	4%
Total	639

(a)We broadcast other programming from the following providers on our channels including: Antenna TV, Bounce, Catchy Comedy, CHARGE!, Comet, Dabl, Estrella TV, Get TV, Heroes & Icons, Me TV, The Nest, Quest, Rewind, Story Television, TBD, TCN, Telemundo, This TV, UniMas, Univision, and Weather.

Other Media Revenues. Other media revenues increased $7 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase related to providing certain services under management services agreements. Other media revenues decreased $11 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in revenue from providing certain services under management services agreements.

Expenses

Media programming and production expenses. Media programming and production expenses increased $6 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase in fees pursuant to network affiliation agreements as a result of increased contractual rates. Media programming and production expenses increased $25 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase in fees pursuant to network affiliation agreements as a result of increased contractual rates and an increase in employee compensation costs.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $11 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to a $4 million decrease in both employee compensation and national sales commission, respectively, and a $2 million decrease in information technology costs. Media selling, general and administrative expenses remained flat for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase in third-party fulfillment cost related to our digital business, partially offset by a decrease in national sales commissions.

Amortization of program contract costs. The amortization of program contract costs decreased $4 million and $9 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily related to reduced programming renewal costs.

SINCLAIR, INC. RESULTS OF OPERATIONS

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Non-media expenses. Non-media expenses decreased $3 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily related to decreased expenses associated with our NextGen TV broadcast intiative. Non-media expenses remained flat for the nine months ended September 30, 2023 when compared to the same period in 2022.

Gain on asset dispositions and other, net of impairments. For the three and nine months ended September 30, 2023 we recorded gains of $2 million and $5 million, respectively, and for the three and nine months ended September 30, 2022 we recorded gains of $1 million and $3 million, respectively, related to reimbursements from the spectrum repack. For the nine months ended September 30, 2022, we recorded a gain of $3 million related to the sale of assets of one of our stations.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased $18 million and $69 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to increased interest expense related to our variable rate debt resulting from higher interest rates.

Gain on extinguishment of debt. During the nine months ended September 30, 2023 we purchased a total of $64 million in aggregate principal across multiple tranches of debt and recognized a gain on extinguishment of approximately $4 million and $15 million for the three and nine months ended September 30, 2023, respectively. See Bank Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair's Consolidated Financial Statements.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2023	2022		2023	2022
Revenue:
Distribution revenue	$49	$44	11%	$140	$136	3%
Advertising revenue	9	9	—%	32	28	14%
Other media revenues	1	1	—%	2	4	(50)%
Media revenues	$59	$54	9%	$174	$168	4%

Operating Expenses:
Media programming and production expenses	$29	$26	12%	$91	$81	12%
Media selling, general and administrative expenses (a)	11	11	—%	33	36	(8)%
Depreciation and amortization expenses	5	6	(17)%	15	16	(6)%
Corporate general and administrative expenses	1	—	n/m	1	—	n/m
Operating income	$13	$11	18%	$34	$35	(3)%

(a)Includes $2 million and $4 million for the three and nine months ended September 30, 2023, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2022, respectively, of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute Tennis Channel, increased $5 million and $4 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to an increase in subscribers as a result of increased carriage that occurred during the year.
Advertising revenue. Advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Advertising revenue remained flat for the three months ended September 30, 2023 when compared to the same period in 2022 and increased $4 million for the nine months ended September 30, 2022 when compared to the same period in 2022, primarily due to an increase in the number of tournaments aired in the current period versus the prior period.

SINCLAIR, INC. RESULTS OF OPERATIONS

Expenses

Media programming and production expenses. Media programming and production expenses increased $3 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase in employee compensation costs. Media programming and production expenses increased $10 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to increased programming, including rights fees, and live production expenses related to various tournaments during each period, which was a result of an increase in the number of tournaments aired in the current period versus the prior period.

Media selling, general and administrative expenses. Media selling, general and administrative expenses remained flat for the three months ended September 30, 2023 when compared to the same period in 2022. Media selling, general and administrative expenses decreased $3 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in expenses related to our online tennis platforms.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

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

Nine Months Ended September 30,
2022
Revenue:	(b)
Distribution revenue	$433
Advertising revenue	44
Other media revenue	5
Media revenue	$482

Operating Expenses:
Media programming and production expenses	$376
Media selling, general and administrative expenses (a)	55
Depreciation and amortization expenses	54
Corporate general and administrative	1
Operating loss (a)	$(4)
Income from equity method investments	$10

(a)Includes $24 million for the nine months ended September 30, 2022 of intercompany expense related to certain services provided by the local media segment under a management services agreement, which is eliminated in consolidation.
(b)Represents the activity prior to the Deconsolidation on March 1, 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements.

The revenue and expense items noted above for the nine months ended September 30, 2022 represent activity prior to the Deconsolidation which occurred on March 1, 2022, thus there is no activity presented for periods subsequent to the first quarter of 2022. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements for further discussion.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other

The following table sets forth our revenues and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2023	2022		2023	2022
Revenue:
Media revenues (a)	$6	$9	(33)%	$21	$40	(48)%
Non-media revenues (b)	$11	$8	38%	$27	$34	(21)%

Operating Expenses:
Media expenses (c)	$5	$15	(67)%	$30	$57	(47)%
Non-media expenses (d)	$13	$8	63%	$26	$28	(7)%
Operating loss	$(7)	$4	n/m	$(31)	$(4)	n/m
Income from equity method investments	$—	$33	n/m	$30	$38	(21)%

n/m - not meaningful
(a)Media revenues for the three and nine months ended September 30, 2023 include $2 million and $5 million, respectively, and for the three and nine months ended September 30, 2022 include $4 million and $14 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the three and nine months ended September 30, 2023 include $2 million and $4 million, respectively, and for the three and nine months ended September 30, 2022 include $1 million and $8 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the include $2 million for the nine months ended September 30, 2023, and $6 million for the nine months ended September 30, 2022 of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for the three and nine months ended September 30, 2023 include $1 million and $2 million, respectively, and for the three and nine months ended September 30, 2022 include $2 million and $5 million, respectively, of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenues decreased $3 million and $19 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the sale of one of our businesses. Non-media revenues increased $3 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase in broadcast equipment sales. Non-media revenues decreased $7 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to lower sales within our consolidated real estate investments.

Expenses. Media expenses decreased $10 million and $27 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the sale of one of our businesses. Non-media expenses increased $5 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase in expenses related to our technical services business. Non-media expenses decreased $2 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to lower sales within our consolidated real estate investments.

Income from equity method investments. During the nine months ended September 30, 2023, we recognized a gain of $33 million on the sale of two of our real estate investments, which is included in income from equity method investments in our consolidated statements of operations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2023	2022		2023	2022
Corporate general and administrative expenses	$45	$30	50%	$165	$115	43%
Loss (gain) on deconsolidation of subsidiary	$10	$—	n/m	$10	$(3,357)	n/m
Other (expense) income, net	$(21)	$10	n/m	$(48)	$(155)	(69)%
Income tax benefit (provision)	$12	$(109)	n/m	$236	$(756)	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased by $15 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to a $16 million increase in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within Sinclair's Consolidated Financial Statements. Corporate general and administrative expenses increased by $50 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to a $29 million increase in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within Sinclair's Consolidated Financial Statements a $17 million increase in employee compensation costs, and a $3 million increase in insurance expenses, primarily related to our cyber insurance policy.

Loss (gain) on deconsolidation of subsidiary. For the nine months ended September 30, 2022, we recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements.

Other (expense) income, net. Other expense, net increased by $31 million for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to changes in the fair value of certain investments recorded at fair value. Other expense, net decreased by $107 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to changes in the fair value of certain investments recorded at fair value. See Note 2. Other Assets within Sinclair's Consolidated Financial Statements for further information.

Income tax benefit (provision). The effective tax rate for the three months ended September 30, 2023 was a benefit of 20.7% as compared to a provision of 78.3% during the same period in 2022. The decrease in the effective tax rate for the three months ended September 30, 2023, as compared to the same period in 2022, is primarily due to a 2022 valuation allowance recorded on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

The effective tax rate for the nine months ended September 30, 2023 was a benefit of 134.3% compared to a provision of 22.3% during the same period in 2022. The increase in the effective tax rate for the nine months ended September 30, 2023, as compared to the same period in 2022, is primarily due to a 2023 release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. For the quarter ended September 30, 2023, SBG has one reportable segment, local media that is disclosed separately from SBG's other and corporate activities. Prior to the Deconsolidation, SBG had one additional reportable segment, local sports, that was disclosed separately from SBG's other and corporate activities.

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

Operating Data

The following table sets forth SBG's consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Media revenues	$697	$836	$2,203	$2,942
Non-media revenues	—	7	10	26
Total revenues	697	843	2,213	2,968
Media programming and production expenses	371	396	1,166	1,557
Media selling, general and administrative expenses	164	190	539	605
Depreciation and amortization expenses	59	67	194	255
Amortization of program contract costs	18	22	59	68
Non-media expenses	3	12	22	35
Corporate general and administrative expenses	31	30	147	115
Loss (gain) on deconsolidation of subsidiary	10	—	10	(3,357)
(Gain) loss on asset dispositions and other, net of impairment	(3)	(28)	7	(37)
Operating income	$44	$154	$69	$3,727
Net (loss) income attributable to SBG	$(22)	$21	$62	$2,597

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.'s Results of Operations for a discussion of SBG's local media segment, which is the same as Sinclair's local media segment for all of the three and nine months ended September 30, 2023 and 2022.

Local Sports Segment

Refer to Local Sports Segment above under Sinclair, Inc.'s Results of Operations for a discussion of SBG's local sports segment, which is the same as Sinclair's local sports segment for the nine months ended September 30, 2022, prior to the Deconsolidation.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Other

The following table sets forth SBG's revenues and expenses for tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented, prior to the Reorganization (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2023	2022		2023	2022
Revenue:	(e)			(e)
Distribution revenue	$—	$44	n/m	$76	$136	(44)%
Advertising revenue	—	15	n/m	29	61	(52)%
Other media revenues	—	4	n/m	3	11	(73)%
Media revenues (a)	$—	$63	n/m	$108	$208	(48)%
Non-media revenues (b)	$—	$8	n/m	$11	$34	(68)%

Operating Expenses:
Media expenses (c)	$—	$52	n/m	$86	$174	(51)%
Non-media expenses (d)	$—	$8	n/m	$10	$28	(64)%
(Gain) loss on asset dispositions and other, net of impairment	$—	$(11)	n/m	$13	$(12)	n/m
Operating income	$—	$15	n/m	$—	$31	n/m
Income from equity method investments	$—	$33	n/m	$31	$38	(18)%

n/m - not meaningful
(a)Media revenues for the nine months ended September 30, 2023 include $3 million, and for the three and nine months ended September 30, 2022 include $4 million and $14 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the nine months ended September 30, 2023 include $1 million, and for the three and nine months ended September 30, 2022 include $1 million and $8 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the nine months ended September 30, 2023 and 2022 include $1 million and $9 million, respectively, of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for both the three and nine months ended September 30, 2023 include $1 million, and for the three and nine months ended September 30, 2022 include $2 million and $5 million, respectively, of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.
(e)Represents the activity prior to the Reorganization on June 1, 2023. There was no reportable activity for the June through September period in the three and nine months ended September 30, 2023 following the Reorganization on June 1, 2023. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

The decrease in the revenue and expense items noted above for the three and nine months ended September 30, 2023, when compared to the same periods in the 2022, was primarily due to the Reorganization, as the three and nine months ended September 30, 2023 results include only five months of activity. Due to the Reorganization, the Transferred Assets were moved to Ventures effective June 1, 2023, versus a full period of activity in the prior year periods, and therefore the periods are not comparable. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents SBG's corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2023	2022		2023	2022
Corporate general and administrative expenses	$31	$30	3%	$147	$115	28%
Loss (gain) on deconsolidation of subsidiary	$10	$—	n/m	$10	$(3,357)	n/m
Other income (expense), net	$2	$10	(80)%	$(51)	$(155)	(67)%
Income tax benefit (provision)	$6	$(109)	n/m	$236	$(756)	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased by $1 million for the three months ended September 30, 2023, when compared to the same period in 2022, primarily due to an increase in legal, consulting, and regulatory costs. Corporate general and administrative expenses increased by $32 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to a $29 million increase in legal, consulting, and regulatory costs and a $3 million increase in insurance expenses, primarily related to SBG's cyber insurance policy.

Loss (gain) on deconsolidation of subsidiary. For the nine months ended September 30, 2022, SBG recorded a gain of $3,357 million related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Other income (expense), net. Other income, net decreased by $8 million for the three months ended September 30, 2023, when compared to the same period in 2022. Other expense, net decreased by $104 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to changes in the fair value of certain investments recorded at fair value prior to the Reorganization.

Income tax benefit (provision). The effective tax rate for the three months ended September 30, 2023 was a benefit of 18.9% as compared to a provision of 78.3% during the same period in 2022. The decrease in the effective tax rate for the three months ended September 30, 2023, as compared to the same period in 2022, is primarily due to 2022 valuation allowance recorded on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

The effective tax rate for the nine months ended September 30, 2023 was a benefit of 144.6% compared to a provision of 22.3% during the same period in 2022. The increase in the effective tax rate for the nine months ended September 30, 2023, as compared to the same period in 2022, is primarily due to a 2023 release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of September 30, 2023, Sinclair had net working capital of approximately $830 million, including $643 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by Sinclair's operations, and borrowing capacity under the Bank Credit Agreement are used as Sinclair's primary sources of liquidity.

As of September 30, 2023, SBG had net working capital of approximately $432 million, including $279 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by SBG's operations, and borrowing capacity under the Bank Credit Agreement are used as SBG's primary sources of liquidity.

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of September 30, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of September 30, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2023.

During the three months ended September 30, 2023, STG purchased $30 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $26 million.

In June 2023, STG purchased $3 million, $15 million, and $13 million aggregate principal amount of the 5.125% Senior Notes due 2027, the 5.500% Senior Notes due 2030, and the 4.125% Senior Secured Notes due 2030, respectively, in open market transactions for consideration of $3 million, $8 million, and $8 million, respectively. During the three months ended September 30, 2023, STG purchased $4 million in aggregate principal amount of the 5.125% Senior Notes due 2027 in open market transactions for consideration of $3 million. The STG Notes acquired in June 2023 and during the three months ended September 30, 2023 were canceled immediately following their acquisition.

During the nine months ended September 30, 2023, there were no material changes to Sinclair's or SBG's contractual cash obligations as of September 30, 2023.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment's operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy the local media segment's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from the tennis segment and other's operations will be sufficient to satisfy the tennis segment and other's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, and other geopolitical matters, natural disasters, and pandemics (such as the outbreak and worldwide spread of COVID-19), and their resulting effect on the economy, Sinclair's and SBG's advertisers, and Sinclair's and SBG's Distributors and their subscribers, could affect Sinclair's and SBG's liquidity and first lien leverage ratio which could affect Sinclair's and SBG's ability to access the full borrowing capacity under the Bank Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair's cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash flows from operating activities	$1	$251	$143	$458

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(30)	$(29)	$(70)	$(74)
Purchases of investments	(5)	(6)	(44)	(67)
Deconsolidation of subsidiary cash	—	—	—	(315)
Distributions from investments	1	9	205	90
Other, net	2	3	6	14
Net cash flows (used in) from investing activities	$(32)	$(23)	$97	$(352)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$—	$728
Repayments of notes payable, commercial bank financing, and finance leases	(38)	(9)	(76)	(854)
Dividends paid on Class A and Class B Common Stock	(16)	(16)	(50)	(53)
Repurchase of outstanding Class A Common Stock	—	(10)	(153)	(114)
Repurchase of redeemable subsidiary preferred equity	—	—	(190)	—
Distributions to noncontrolling interests, net	(2)	(5)	(10)	(10)
Other, net	2	(1)	(2)	(15)
Net cash flows used in financing activities	$(54)	$(41)	$(481)	$(318)

Operating Activities

Net cash flows from Sinclair's operating activities decreased during the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash collections related to political revenue and a decrease in cash collections from Distributors.

Net cash flows from Sinclair's operating activities decreased during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash collections related to political revenue, a decrease in cash collections from Distributors, and an increase in production and overhead costs, as well as the partial period impact related to the Deconsolidation, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements.

Investing Activities

Net cash flows used in Sinclair's investing activities increased during the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in distributions from investments.

Net cash flows from Sinclair's investing activities increased during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to the removal of DSIH's cash balance as a result of the Deconsolidation in the first quarter of 2022, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements, as well as the $193 million A/R Facility principal payment received from DSPV and a decrease in the purchases of investments.

LIQUIDITY AND CAPITAL RESOURCES
Financing Activities

Net cash flows used in Sinclair's financing activities increased during the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase in the repayment of debt, partially offset by a decrease in the repurchase of outstanding Common Stock.

Net cash flows used in Sinclair's financing activities increased during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to the repurchase of the Redeemable Subsidiary Preferred Equity and an increase in the repurchase of outstanding Common Stock, partially offset by a decrease in the net repayment of debt (repayments less proceeds).

Sinclair declared a quarterly dividend of $0.25 per share in August 2023 and $0.25 per share in November 2023. Future dividends on Sinclair's shares of common stock, if any, will be at the discretion of Sinclair's Board of Directors and will depend on several factors including Sinclair's results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board of Directors may deem relevant.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG's cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash flows from operating activities	$50	$251	$172	$458

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(30)	$(29)	$(71)	$(74)
Purchases of investments	—	(6)	(37)	(67)
Deconsolidation of subsidiary cash	—	—	—	(315)
Distributions from investments	—	9	204	90
Other, net	2	3	6	14
Net cash flows (used in) from investing activities	$(28)	$(23)	$102	$(352)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$—	$728
Repayments of notes payable, commercial bank financing, and finance leases	(39)	(9)	(76)	(854)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	(16)	(18)	(53)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	(10)	(153)	(114)
Repurchase of redeemable subsidiary preferred equity	—	—	(190)	—
Distributions to noncontrolling interests, net	(3)	(5)	(10)	(10)
Distributions to member, net	(69)	—	(429)	—
Other, net	—	(1)	(3)	(15)
Net cash flows used in financing activities	$(111)	$(41)	$(879)	$(318)

Operating Activities

Net cash flows from SBG's operating activities decreased during the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash collections related to political revenue and a decrease in cash collections from Distributors, as well as the impact related to the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Net cash flows from SBG's operating activities decreased during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash collections related to political revenue, a decrease in cash collections from Distributors, and an increase in production and overhead costs, as well as the partial period impact related to the Deconsolidation and Reorganization, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC and Company Reorganization, respectively, under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Investing Activities

Net cash flows used in SBG's investing activities increased during the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in distributions from investments, offset by a decrease in purchase of investments during the three months ended September 30, 2023, as a result of the Reorganization as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Net cash flows from SBG's investing activities increased during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to the removal of DSIH's cash balance as a result of the Deconsolidation in the first quarter of 2022, as discussed in Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements; the $193 million A/R Facility principal payment received from DSPV; a decrease in the purchases of investments during the nine months ended September 30, 2023, as a result of the Reorganization; and the partial period impact related to the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements. The A/R Facility payment received from DSPV was transferred to Ventures as part of the Reorganization.

Financing Activities

Net cash flows used in SBG's financing activities increased during the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to an increase in the repayment of debt during the three months ended September 30, 2023, partially offset by a decrease in the repurchase of outstanding Old Sinclair Common Stock and payments of dividends on Old Sinclair Common Stock as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Net cash flows used in SBG's financing activities increased during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to the repurchase of the Redeemable Subsidiary Preferred Equity; an increase in the repurchase of outstanding Old Sinclair Common Stock, prior to the Reorganization; the distribution to member as a result of the Reorganization; and the partial period impact related to the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, partially offset by a decrease in the net repayment of debt (repayments less proceeds).

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair's and SBG's management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of September 30, 2023.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of September 30, 2023, each of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair's and SBG's disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair's or SBG's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2023, none of Sinclair's or SBG's directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.4	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
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

101*	The Company's Consolidated Financial Statements and related Notes for the quarter ended September 30, 2023 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2023.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)