Form 10-K
period 2023-12-31
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2024-02-29
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

10706 Beaver Dam Road
Hunt Valley, MD 21030
(Address of principal executive offices)

(410) 568-1500
(Registrant’s telephone number, including area code)

Securities registered by Sinclair, Inc. pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $ 0.01 per share	SBGI	The NASDAQ Stock Market LLC

Securities registered by Sinclair Broadcast Group, LLC pursuant to Section 12(b) of the Act: None

Securities registered by Sinclair, Inc. pursuant to Section 12(g) of the Act: None

Securities registered by Sinclair Broadcast Group, LLC pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Sinclair, Inc.	Yes	☐	No	☒
Sinclair Broadcast Group, LLC	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Sinclair, Inc.	Yes	☐	No	☒
Sinclair Broadcast Group, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Sinclair, Inc.	Yes	☒	No	☐
Sinclair Broadcast Group, LLC	Yes	☐	No	☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Sinclair, Inc.	Yes	☒	No	☐
Sinclair Broadcast Group, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Sinclair, Inc.	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
Sinclair Broadcast Group, LLC	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Sinclair, Inc.	☐
Sinclair Broadcast Group, LLC	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Sinclair, Inc.	☒
Sinclair Broadcast Group, LLC	☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Sinclair, Inc.	☐
Sinclair Broadcast Group, LLC	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Sinclair, Inc.	☐
Sinclair Broadcast Group, LLC	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Sinclair, Inc.	Yes	☐	No	☒
Sinclair Broadcast Group, LLC	Yes	☐	No	☒
At June 30, 2023, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $518 million based on the closing sales price of $13.82 on the NASDAQ stock market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

As of February 26, 2024, there were 39,826,747 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

OMISSION OF CERTAIN INFORMATION:
Sinclair Broadcast Group, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore (i) omitted certain information called for by Item 7 and included certain other information as allowed under General Instruction I(2)(a), (ii) omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I(2)(c) and (iii) provided brief descriptions under Item 1 and Item 2 as allowed under General Instruction I(2)(d).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to Sinclair, Inc's 2024 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10,11,12,13, and 14) of this Annual Report on Form 10-K.  We anticipate that Sinclair, Inc.'s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

GENERAL

This combined report on Form 10-K is filed by both Sinclair, Inc. ("Sinclair") and Sinclair Broadcast Group, LLC ("SBG"). Certain information contained in this document relating to SBG is filed by Sinclair and separately by SBG. SBG makes no representation as to information relating to Sinclair or its subsidiaries, except as it may relate to SBG and its subsidiaries. References in this report to "we," "us," "our," the "Company" and similar terms refer to Sinclair and its consolidated subsidiaries, including SBG, unless context indicates otherwise. As described under Company Reorganization in Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements below, upon consummation of the Reorganization (as defined therein) on June 1, 2023, Sinclair became the successor issuer to Sinclair Broadcast Group, Inc. ("Old Sinclair"), which, immediately following the Reorganization was converted into a limited liability company. SBG files reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") solely to comply with Section 1018(a) of the indenture governing the 5.125% Senior Notes due 2027 of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG. References to SBG herein may also include its predecessor, Old Sinclair, as context indicates.

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and the U.S. Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. When we use words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or similar expressions, we are making forward-looking statements. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those listed below in summary form and as more fully described under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission ("SEC"), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. Risk Factors, before deciding whether to invest in our securities.

The following is a summary of the material risks relating to our operations, our local media and tennis segments, and our debt.

•Our strategic acquisitions and investments could pose various risks and increase our financial leverage.
•If the rate of decline in the number of subscribers to multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors") services increases or these subscribers shift to other services or bundles that do not include our stations or programming networks, there may be a material adverse effect on our revenues.
•We may not be able to renegotiate distribution agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated currently, or in the future, may require us to share revenue from distribution agreements with them.
•Any changes in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.
•We face intense, wide-ranging competition for viewers and advertisers.
•Our ability to adapt to competition from other broadcasters, other content providers and changes in consumer behavior and technology may adversely affect our business.

•We depend on the appeal of our programming, which may be unpredictable, and increased programming costs may have a material negative effect on our business and on our results of operations.
•Theft of our intellectual property may have a material negative effect on us and our results of operations, and we may become subject to infringement or other claims relating to our content or technology.
•We have experienced a cyber security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations.
•Data privacy, data protection, and information security may require significant resources and present certain risks, including risks related to compliance with domestic and international privacy and data protection laws.
•We rely upon cloud computing services to operate certain significant aspects of our business and any disruption could have an adverse effect on our financial condition and results of operations.
•The loss of key personnel, including talent, could disrupt the management or operations of our business and could have an adverse effect on our financial condition and results of operations.
•We could be adversely affected by labor disputes, other union activity and related legislation.
•Unrelated third parties may bring claims against us based on the nature and content of information posted on our linear programming, social platforms, and websites maintained by us.
•Our advertising revenue can vary substantially from period to period based on many factors beyond our control. This volatility affects our operating results and may reduce our ability to repay debt or reduce the market value of our securities.
•We internally originate and purchase programming in advance based on expectations about future revenues. Actual revenues may be lower than our expectations. If this happens, we could experience losses that may make our securities less valuable.
•We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.
•We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of the Federal Communication Commission's ("FCC") indecency, children's programming, sponsorship identification, closed captioning and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our FCC license renewal applications with the FCC.
•Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.
•The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.
•We have invested and will continue to invest in new technology initiatives which may not result in usable technology or intellectual property.
•We have limited experience in operating or investing in non-broadcast related businesses.
•Our operations and business have in the past been, and could in the future be, materially adversely impacted by a pandemic or other health emergency.
•Environmental, social and governance laws and regulations, including compliance thereof, may adversely impact our business.
•The effects of the economic environment could require us to record an asset impairment of goodwill, indefinite-lived and definite-lived intangible assets or our investments.
•We are subject to risks related to our use of Generative Artificial Intelligence (GAI), a new and emerging technology, which is in the early stages of commercial use.
•The Smiths exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.
•Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
•We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
•Despite our current level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.
•Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results.

•Commitments we have made to our lenders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.
•A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt, and loss of assets securing our loans.
•Diamond Sports Group's bankruptcy proceedings, which include litigation against SBG, STG and other subsidiaries of Sinclair as well as certain directors and officers of Sinclair, could have a material adverse effect on Sinclair and SBG's financial condition and results of operations.
•Financial and economic conditions, including inflation, may have an adverse impact on our industry, business, and results of operations or financial condition.

PART I
ITEM 1.            BUSINESS

Sinclair, Inc. ("Sinclair"), a Maryland corporation formed in 2022, is the parent company of Sinclair Broadcast Group, LLC ("SBG"), a Maryland limited liability company, which formed from the conversion of Sinclair Broadcast Group, Inc. ("Old Sinclair"), a Maryland corporation founded in 1986, to a Maryland limited liability company in 2023. Refer to Company Reorganization in this Item 1. Sinclair is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platform, and, prior to the Deconsolidation (as defined below under Local Sports in this Item 1), regional sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks, and professional sports. Additionally, Sinclair owns digital media companies that are complementary to our extensive portfolio of television station related digital properties and has interests in, owns, manages, and/or operates technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

Sinclair and SBG's principal executive offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030, their telephone number is (410) 568-1500, and Sinclair's website address is www.sbgi.net. The information contained on, or accessible through, Sinclair's website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Company Reorganization

On April 3, 2023, Old Sinclair, entered into an Agreement of Share Exchange and Plan of Reorganization (the "Share Exchange Agreement") with Sinclair, and Sinclair Holdings, LLC, a Maryland limited liability company ("Sinclair Holdings"). The purpose of the transactions contemplated by the Share Exchange Agreement was to effect a holding company reorganization in which Sinclair would become the publicly-traded parent company of Old Sinclair.

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

Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to SBG, a Maryland limited liability company. On the day following the Share Exchange Effective Time (June 2, 2023), Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the "Transferred Assets") to Sinclair Ventures, LLC, a new indirect wholly-owned subsidiary of Sinclair ("Ventures"). We refer to the Share Exchange and the related steps described above collectively as the "Reorganization." The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Compulse, a marketing technology and managed services company, and Tennis Channel and related assets. As a result of the Reorganization, the local media segment assets are owned and operated by SBG and the assets of the tennis segment and the remaining Transferred Assets are owned and operated by Ventures.

At the Share Exchange Effective Time, Sinclair's articles of incorporation and bylaws were amended and restated to be the same in all material respects as the existing articles of incorporation and bylaws of Old Sinclair immediately prior to the Share Exchange. As a result, the Sinclair Class A Common Shares confer upon the holders thereof the same rights with respect to Sinclair that the holders of the Old Sinclair Class A Common Shares had with respect to Old Sinclair, and the Sinclair Class B Common Shares confer upon the holders thereof the same rights with respect to Sinclair that the holders of the Old Sinclair Class B Common Shares had with respect to Old Sinclair. Sinclair's Board of Directors (the "Board"), including its committees, and senior management team immediately after the Share Exchange were the same as Old Sinclair's immediately before the Share Exchange.

SEGMENTS

As of December 31, 2023, Sinclair had two reportable segments, local media and tennis, and SBG had one reportable segment, local media. Prior to the Deconsolidation, Sinclair and SBG had one additional reportable segment, local sports. See Deconsolidation of Diamond Sports Intermediate Holdings LLC under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. Sinclair and SBG's local media segment is comprised of our television stations, which are owned and/or operated by SBG's wholly-owned subsidiary, Sinclair Television Group, Inc. ("STG") and its direct and indirect subsidiaries, original networks and content. Sinclair's tennis segment primarily consists of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows. Sinclair's and SBG's local sports segment was comprised of our regional sports networks, which are owned and operated by our subsidiary, Diamond Sports Group, LLC ("DSG") and its direct and indirect subsidiaries. Sinclair also earns revenues from digital and internet services, technical services, and non-media investments, included within "other". Other is not a reportable segment for either Sinclair or SBG, but is included for reconciliation purposes.

Local Media

As of December 31, 2023, Sinclair's and SBG's local media segment primarily consisted of our broadcast television stations, original networks, and content. We own, provide programming and operating services pursuant to local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")) to 185 stations in 86 markets. These stations broadcast 640 channels, including 236 channels affiliated with primary networks or program service providers comprised of:  FOX (55), ABC (40), CBS (30), NBC (25), CW (47), and MyNetworkTV ("MNT") (39). Solely for the purpose of this report, these 185 stations and 640 channels are referred to as "our" stations and channels, and the use of such term shall not be construed as an admission that we control such stations or channels. Refer to our Television Markets and Stations table later in this Item 1. for more information.

Our local media segment provides free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. The programming that we provide on our primary channels consists of network provided programs, locally-produced news, local sporting events, programming from program service arrangements, syndicated entertainment programs, and internally originated programming. We provide live, local sporting events on many of our stations by acquiring the local television broadcast rights for these events or through our relationship with national networks.

We are one of the nation's largest producers of local news. We produce more than 2,400 hours of news per week at 115 stations in 73 markets. For the year ended December 31, 2023, our stations were awarded 276 journalism awards, including 24 regional and one National RTDNA Edward R. Murrow awards, and 67 regional Emmy awards.

We also own and operate various networks carried on distribution platforms owned by us or others, including: The Nest, our new, free over-the-air national broadcast TV network, launched in October 2023, comprised of home-improvement, true-crime, factual reality series, and celebrity driven family shows; Comet, our science fiction network; CHARGE!, our adventure and action-based network; and TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America.

Our internally developed content, in addition to our local news, includes our original news program, The National Desk ("The National Desk"), and Full Measure with Sharyl Attkisson ("Full Measure"), our national Sunday morning investigative and political analysis program.

Our local media segment derives revenue primarily from the sale of advertising inventory on our television stations and fees received from Distributors, which includes distributors that distribute multiple television channels through the internet without supplying their own data transport infrastructure, as well as other over-the-top ("OTT") distributors that deliver live and on-demand programming, for the right to distribute our channels on their distribution platforms. We also earn revenues by selling digital advertisements on third-party platforms, providing digital content to non-linear devices via websites, mobile, and social media advertisements, and providing digital marketing services. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our viewing audience. We attract most of our national television advertisers through national marketing representation firms. Our local television advertisers are primarily attracted through the use of a local sales force at each of our television stations.

Our local media operating results are subject to cyclical fluctuations from political advertising. Political spending has been significantly higher in the even-number years due to the cyclicality of political elections. In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election. Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance. Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed on a national level as well as those within the local communities we serve. We believe political advertising will continue to be an important advertising category in our industry. Political advertising levels may increase further as political-activism, around social, political, economic, and environmental causes continue to draw attention and Political Action Committees ("PACs"), including so-called Super PACs, continue to increase spending.

Television Markets and Stations. As of December 31, 2023, our local media segment owns and operates or provides programming and/or sales and other shared services to television stations in the following 86 markets:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, D.C.	9	6	WJLA, WDCO-CD, WIAV-CD	ABC
Seattle / Tacoma, WA	13	6	KOMO, KUNS	ABC, CW
Minneapolis / St. Paul, MN	15	6	WUCW	CW
Raleigh / Durham, NC	22	7	WLFL, WRDC	CW, MNT
Portland, OR	23	7	KATU, KUNP	ABC
St. Louis, MO	24	4	KDNL	ABC
Nashville, TN	26	10	WZTV, WUXP, WNAB(d)	FOX, MNT, CW
Salt Lake City, UT	27	10	KUTV, KMYU, KJZZ, KENV(d)	CBS, MNT, IND
Pittsburgh, PA	28	7	WPGH, WPNT	FOX, CW, MNT
Baltimore, MD	29	8	WBFF, WNUV(c), WUTB(d)	FOX, CW, MNT
San Antonio, TX	31	10	KABB, WOAI, KMYS(d)	FOX, NBC, CW
Columbus, OH	33	9	WSYX, WWHO(d), WTTE(c)	ABC, CW, MNT, FOX
Austin, TX	35	2	KEYE	CBS
Asheville, NC / Greenville, SC	36	8	WLOS, WMYA(c)	ABC, MNT
Cincinnati, OH	37	8	WKRC, WSTR(d)	CBS, MNT, CW
Milwaukee, WI	38	4	WVTV	CW, MNT
West Palm Beach / Ft Pierce, FL	39	16	WPEC, WTVX, WTCN-CD, WWHB-CD	CBS, CW, MNT
Las Vegas, NV	40	9	KSNV, KVCW	NBC, CW, MNT
Grand Rapids / Kalamazoo / Battle Creek, MI	42	3	WWMT	CBS, CW
Norfolk, VA	43	4	WTVZ	MNT
Harrisburg / Lancaster / Lebanon / York, PA	44	3	WHP	CBS, MNT, CW
Greensboro / High Point / Winston-Salem, NC	45	7	WXLV, WMYV	ABC, MNT
Birmingham / Tuscaloosa, AL	46	15	WBMA-LD, WTTO, WDBB(c), WABM	ABC, CW, MNT
Oklahoma City, OK	47	7	KOKH, KOCB	FOX, IND
Fresno / Visalia, CA	52	11	KMPH, KMPH-CD, KFRE	FOX, CW
Providence, RI / New Bedford, MA	53	4	WJAR	NBC
Buffalo, NY	54	7	WUTV, WNYO	FOX, MNT
Richmond, VA	56	5	WRLH	FOX, MNT
Mobile, AL / Pensacola, FL	57	12	WEAR, WPMI(d), WFGX, WJTC(d)	ABC, NBC, MNT, IND
Wilkes-Barre / Scranton, PA	58	11	WOLF(c), WSWB(d), WQMY(c)	FOX, CW, MNT
Little Rock / Pine Bluff, AR	59	5	KATV	ABC
Albany, NY	60	6	WRGB, WCWN	CBS, CW
Tulsa, OK	62	5	KTUL	ABC
Spokane, WA	64	4	KLEW	CBS
Dayton, OH	66	8	WKEF, WRGT(d)	ABC, FOX, MNT
Des Moines, IA	67	4	KDSM	FOX
Green Bay / Appleton, WI	69	8	WLUK, WCWF	FOX, CW
Roanoke / Lynchburg, VA	70	4	WSET	ABC
Omaha, NE	71	7	KPTM, KXVO(c)	FOX , MNT, CW
Wichita, KS	72	19	KSAS, KOCW, KAAS, KAAS-LD, KSAS-LD, KMTW(c)	FOX, MNT
Flint / Saginaw / Bay City, MI	74	11	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Columbia, SC	75	4	WACH	FOX
Rochester, NY	76	7	WHAM(d), WUHF	ABC, FOX, CW
Madison, WI	77	4	WMSN	FOX
Portland, ME	78	7	WPFO(d), WGME	FOX, CBS
Charleston / Huntington, WV	79	8	WCHS, WVAH(d)	ABC, FOX
Toledo, OH	80	4	WNWO	NBC

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Chattanooga, TN	84	7	WTVC, WFLI(d)	ABC, CW, FOX, MNT
Savannah, GA	85	5	WTGS	FOX
Syracuse, NY	87	6	WTVH(d), WSTM	CBS, NBC, CW
Charleston, SC	88	3	WCIV	MNT, ABC
El Paso, TX	89	8	KFOX, KDBC	FOX, CBS, MNT
Champaign / Springfield / Decatur, IL	91	18	WICS, WICD, WRSP(d), WCCU(d), WBUI(d)	ABC, FOX, CW
Cedar Rapids, IA	94	8	KGAN, KFXA(d)	CBS, FOX
Boise, ID	97	8	KBOI, KYUU-LD	CBS, CW Plus
Myrtle Beach / Florence, SC	99	8	WPDE, WWMB(c)	ABC, CW
South Bend-Elkhart, IN	100	3	WSBT	CBS, FOX
Tri-Cities, TN-VA	101	8	WEMT(d), WCYB	FOX, NBC, CW
Greenville / New Bern / Washington, NC	102	8	WCTI, WYDO(d)	ABC, FOX
Reno, NV	103	10	KRXI, KRNV(d), KNSN(c)	FOX, NBC, MNT
Tallahassee, FL	105	8	WTWC, WTLF(d)	NBC, CW Plus, FOX
Lincoln and Hastings-Kearney, NE	106	9	KHGI, KWNB, KWNB-LD, KHGI-CD, KFXL	ABC, FOX
Johnstown / Altoona, PA	112	4	WJAC	NBC, CW Plus
Yakima / Pasco / Richland / Kennewick, WA	116	18	KIMA, KEPR, KUNW-CD, KVVK-CD, KORX-CD	CBS, CW Plus
Traverse City / Cadillac, MI	118	12	WGTU(d), WGTQ(d), WPBN, WTOM	ABC, NBC
Eugene, OR	119	18	KVAL, KCBY, KPIC(e), KMTR(d), KMCB(d), KTCW(d)	CBS, NBC, CW Plus
Macon, GA	120	3	WGXA	FOX, ABC
Peoria / Bloomington, IL	123	3	WHOI	TBD
Bakersfield, CA	124	8	KBFX-CD, KBAK	FOX, CBS
Corpus Christi, TX	130	4	KSCC	FOX, MNT
Amarillo, TX	131	10	KVII, KVIH	ABC, CW Plus
Chico-Redding, CA	134	18	KRCR, KCVU(d), KRVU-LD, KKTF-LD, KUCO-LD	ABC, FOX, MNT
Columbia / Jefferson City, MO	136	4	KRCG	CBS
Medford / Klamath Falls, OR	138	5	KTVL	CBS, CW Plus
Beaumont / Port Arthur / Orange, TX	144	8	KFDM, KBTV(d)	CBS, CW Plus, FOX
Sioux City, IA	150	13	KPTH, KPTP-LD, KBVK-LP, KMEG(d)	FOX, MNT, CBS
Albany, GA	154	4	WFXL	FOX
Gainesville, FL	158	8	WGFL(c), WNBW(c), WYME-CD(c)	CBS, NBC, MNT
Missoula, MT	161	8	KECI, KCFW	NBC
Wheeling, WV / Steubenville, OH	163	3	WTOV	NBC, FOX
Abilene / Sweetwater, TX	167	4	KTXS, KTES-LD	ABC, CW Plus
Quincy, IL / Hannibal, MO / Keokuk, IA	176	4	KHQA	CBS, ABC
Butte-Bozeman, MT	184	8	KTVM, KDBZ-CD	NBC
Eureka, CA	195	10	KAEF, KBVU(d), KECA-LD, KEUV-LP	ABC, FOX, CW Plus, MNT
San Angelo, TX	197	2	KTXE-LD	ABC, CW Plus
Ottumwa, IA / Kirksville, MO	200	3	KTVO	ABC, CBS
Total Television Channels		640

(a)Rankings are based on the relative size of a station’s Designated Market Area ("DMA") among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research ("Nielsen") as of October 2023.

(b)We broadcast programming from the following providers on our channels and the channels of our JSA/LMA partners:

Affiliation	Number of Channels	Number of Markets	Expiration Dates
ABC	40	30	August 31, 2026
FOX	55	41	December 31, 2026
CBS	30	24	October 31, 2026
NBC	25	17	December 31, 2024
CW	47	38	August 31, 2026
MNT	39	31	August 31, 2025
Total Major Network Affiliates	236

Affiliation	Number of Channels	Number of Markets	Expiration Dates
Antenna TV	24	22	December 31, 2024 through December 31, 2026
CHARGE!	85	74	(1)
Comet	91	74	(1)
Dabl	30	29	July 31, 2025
The Nest	47	43	(1)
TBD	85	72	(1)
Univision	8	5	December 31, 2024
Other	34		Various
Total Other Affiliates	404
Total Television Channels	640

(1)An owned and operated network, which is carried on our multicast distribution platform or the platform of our JSA/LMA partners. Thus, there is no expiration date.

(c)The license assets for these stations are currently owned by third parties. We provide programming, sales, operational, and administrative services to these stations pursuant to certain service agreements, such as LMAs.
(d)The license and programming assets for these stations are currently owned by third parties. We provide certain non-programming related sales, operational, and administrative services to these stations pursuant to service agreements, such as JSAs and SSAs.
(e)We provide programming, sales, operational, and administrative services to this station, of which 50% is owned by a third party.

Tennis

As of December 31, 2023, Sinclair's tennis segment consisted of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel Plus streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; Tennis.com; and Pickleballtv (PBTV).

Sinclair's tennis segment derives revenue primarily from fees received from Distributors, including those that distribute multiple video channels through the internet without supplying their own data transport infrastructure, as well as other OTT distributors that deliver live and on-demand programming, for the right to distribute Tennis Channel on their distribution platforms, and advertising revenue generated by sales of commercial time within Tennis Channel programming.

Sinclair's tennis segment operating results are usually subject to cyclical fluctuations due to the amount and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters' because of the amount and significance of tournaments that are played during those periods.

Local Sports

Deconsolidation of Diamond Sports Intermediate Holdings LLC. On March 1, 2022, SBG's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH") completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations for the year ended December 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH refer to the periods prior to the Deconsolidation.

Prior to the Deconsolidation, the local sports segment consisted primarily of our Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and our investment in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs." The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

OTHER

Digital and Internet

Sinclair earns revenues from Compulse, a marketing technology and managed services company, by licensing the platform to other local media companies and agencies, as well as executing their digital media initiatives across search, social, programmatic, email, and more.

Technical Services

Sinclair owns subsidiaries which are dedicated to providing technical services to the broadcast industry, including: Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna, and ONE Media 3.0, whose purpose is to develop business opportunities, products, and services associated with the NextGen TV broadcast transmission standard and TV platform. Sinclair has also partnered with several other companies in the design and deployment of NextGen TV services including: Saankhya Labs, to develop NextGen TV technologies to be used in consumer devices; CAST.ERA, a joint venture with South Korea’s leading mobile operator, SK Telecom, to develop wireless, cloud infrastructure and artificial intelligence technologies; and BitPath, a joint venture with another broadcaster, to deploy and exploit datacasting models using NextGen capabilities.

Non-Media Investments

Sinclair owns various non-media related investments across multiple asset classes including real estate, venture capital, private equity, and direct investments in market-defining companies. Sinclair's investments in real estate primarily consists of apartment complexes and development projects. Sinclair's investments in venture capital and private equity funds include capital for the advertising, marketing, and media technology sectors, sports betting, e-sports, and sports tech, as well as funeral homes, cemeteries, and pet cremation facilities. Sinclair holds direct investments in technology driven companies, including wireless communication and semiconductor solutions, next-gen communication solutions, advertising intelligence and data security.

CUSTOMERS

In 2023, Sinclair's local media and tennis segments had two customers that individually accounted for 10% of Sinclair's consolidated revenue. Any disruption in our relationship with these customers could have a material adverse effect on Sinclair's local media and tennis segments and Sinclair's results of operations.

In 2023, SBG's local media segment had two customers that individually accounted for 10% of SBG's consolidated revenue. Any disruption in SBG's relationship with these customers could have a material adverse effect on SBG's local media segment and SBG's results of operations.

OPERATING STRATEGY

Programming to Attract Viewership. We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers by entering into network affiliation agreements that provide us the right to broadcast general entertainment network programming, national news, and sports programming.

Our stations seek to broadcast live, local, and national sporting events that would appeal to a large segment of the local community. Moreover, our stations produce local news at 115 stations in 73 markets. Our stations also seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.

Television advertising prices are based on ratings information measured and distributed by Nielsen and Comscore. Ratings methodologies have been changing rapidly due to advancements in technology and changes in the manners in which viewers consume news, sports, and entertainment. Certain new methodologies are currently not accredited by the Media Rating Council ("MRC"), an independent organization that monitors rating services, and may not reflect actual viewership levels.

News.  Through local news, our mission is to serve our communities by sharing relevant information to alert, protect, and empower our audiences. We believe that the production and broadcasting of local news is an important link to the community and an aid to a station’s efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. Our news stations also produce content on digital platforms such as websites, mobile applications, OTT distributors, social media, digital newsletters, and podcasts.

Our local news initiatives are an important part of our strategy. We have entered into local news sharing arrangements in which we receive news in five markets from other in-market broadcasters. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

In addition to our traditional local news stories, we have utilized our national reach and physical presence in the nation's capital to provide our local viewers with broader national news stories which are relevant to our local viewers.

Our local news coverage is supported by our national news desk. These teams focus on providing context and perspective to important stories in the daily news cycle. This content provides a significant point of difference with a focus on accountability reporting. Available on-air and online, the bureau not only expands our news presence, but gives our local station viewers an opportunity to hear the views of their members of Congress through programs such as "Connect to Congress," our weekly on-air and digital feature which provides an electronic video pathway for lawmakers to speak to their constituents. Our weekly investigative news program, Full Measure with Sharyl Attkisson, reinforces our mission to provide our fearless storytelling on significant topics of public importance.

Our original news program, The National Desk, provides viewers with a comprehensive, commentary-free look at the most impactful national news and regional stories throughout the day. Leveraging our expansive local news footprint, The National Desk elevates some of the most important stories occurring in cities and towns across the country. With reporters residing in the communities they cover, The National Desk has access to real stories from the perspectives of those they affect directly. The goal of The National Desk is to leverage these assets into a single news program for a national audience. The program also supplements expansive local coverage by bringing the most important national headlines to audiences. The National Desk weekday and/or weekend editions together air on 83 of our markets and across all of our news websites. We have a national investigative team of 15 journalists, plus more than 30 local investigative reporters. We plan to continue to grow our investigative footprint, and to provide in-depth stories not covered elsewhere.

In our 12-year history of producing "Your Voice Your Future" Town Halls, we’ve produced over 1,350 productions. This distinctive series recognizes the importance of producing disruptive programming, with disciplined discussions and solutions for the communities we serve. Our goal from the beginning has been to inform, educate and protect our viewers. Our Town Halls are produced in local markets and give our viewers an opportunity to have a voice and ask their elected leaders questions on important local and national topics. In 2023 and 2022 we produced 188 and 198 Town Halls, respectively, throughout the country, covering a variety of topics including education, mental health, artificial intelligence, distrust of police, antisemitism, Black History Month, LGBTQ+ legislation, and veterans. We also produced several debates in 2023, a non-election year, including several mayoral, city council, and school board debates, a Wisconsin Supreme Court debate, a congressional debate, and a gubernatorial debate.

Sports. Live sports have remained highly popular with fans and advertisers. Sports programming generally elicits strong emotional responses and attracts a loyal and passionate following among fans. Our premium live sports programming typically attracts viewership demographics that are highly desirable to advertisers. Every sports season is a new chapter in a story that has continued for decades and is popular with fans from multiple generations. As media has continued to trend toward on-demand consumption, sports events have remained an "appointment viewing" event. As such, live sports content is frequently the most watched programming in a local market on most nights.

Tennis Channel and T2, Tennis Channel's first FAST offering in the United States, are the only television-based multiplatform destinations dedicated to both the professional sport and tennis lifestyle. Tennis Channel and T2 have the most concentrated single-sport coverage in television in one of the world’s most voluminous sports, with multiple men’s and women’s tournaments and singles, doubles and mixed competition throughout the year. Tennis Channel and T2 have rights at the four majors – US Open, Wimbledon, Roland Garros (French Open) and Australian Open – and are the exclusive U.S. homes of all men’s ATP World Tour and women’s WTA Tour competitions, Davis Cup, Billie Jean King Cup, United Cup, and Laver Cup. Our stations also broadcast programming and other content provided by Tennis, and we provide access to certain events through our DTC streaming service, Tennis Channel Plus, which is available to everyone in the United States and allows subscribers to select from another 4,500 live and on-demand matches and award-winning content from short-form to films throughout the tennis season. Tennis Channel International brings live competition and network content to markets in Europe and Asia via digital subscription and FAST channels. Our www.tennis.com platform is the largest digital outlet dedicated to the sport. Tennis Channel also manages a network of close to 20 podcasts and FAST channel Pickleballtv ("PBTV"), a partnership with the Carvana Professional Pickleball Association ("PPA Tour").

Additionally, some of our television stations have the local television broadcast rights for certain sporting events, including Major League Baseball ("MLB"), National Basketball Association ("NBA"), National Hockey League ("NHL"), National Football League ("NFL") preseason, and certain other college and high school sports. Our CW and MNT stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS, and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS, and NBC have network arrangements to broadcast certain MLB, NBA, NHL, NFL, and Professional Golf Association events, as well as other popular sporting events.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, our stations have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2023 of approximately 39% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming costs by creating original high-quality programming that is distributed on our broadcast platform.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force, which is comprised of approximately 530 marketing consultants and 55 local sales managers company-wide. Excluding political advertising revenue, distribution revenues, and other revenues, 61% and 60% of Sinclair's net time sales were local for the years ended December 31, 2023 and 2022, respectively, and 62% and 60% of SBG's net time sales were local for the years ended December 31, 2023 and 2022, respectively. Our goal is to grow our local revenues by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

Attract and Retain High Quality Management.  We believe that much of our success is due to our ability to attract and retain highly-skilled and motivated managers at corporate, stations, and other businesses. We provide a combination of base salary, long-term incentive compensation including equity awards and, where appropriate, cash bonus pay designed to be competitive with comparable employers in our industry, competitive health benefits, and learning and development opportunities. A significant portion of the compensation available to certain members of our senior management and our sales force is based on their achievement of certain performance goals. We also encourage station and network managers and employees to utilize our diverse business to grow in their careers while remaining in the Sinclair organization via internal promotion and relocation.

Multi-Channel Broadcasting.  FCC rules allow television broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides our stations' viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2023, our stations have approximately 455 multi-channels on our digital spectrum.

Distribution Agreements.  We have distribution agreements with Distributors and other OTT distributors who compensate us for the right to retransmit our stations and other offerings on their respective distribution platforms. Our successful negotiations with Distributors and other OTT distributors have created agreements that produce meaningful sustainable revenue streams. We intend to maintain strong relationships with our Distributors and other OTT distributors and believe our local news, sports, and entertainment content positions us to continue to extend our agreements within all of these distribution platforms.

Improvement and Maintenance of Broadcast Infrastructure.  Our Dielectric subsidiary is a leader in servicing and manufacturing broadcast infrastructure. As a result, we maintain a strong infrastructure through which we provide high quality uninterrupted content on our stations. This subsidiary is critical in the build-out of the infrastructure behind NextGen TV for both our stations and other broadcasters.

Developing New Business.  We strive to develop new business models to complement or enhance our traditional television broadcast business. We have developed new ways to sell online, on mobile text messaging, social media advertising, and through audience extension services along with our traditional commercial broadcasting model. Additionally, we continue to leverage our national reach to provide new high-quality content to our local communities.

We continue to expand our digital distribution platforms through initiatives such as our video management system, which simplifies and automates our broadcast-to-digital streaming workflow and allows for dynamic replacement of broadcast ads with digital ads targeted to each individual viewer and allows us to ingest and redistribute content across our platform so that we can break news first.  By using a single ad-serving system across all our web sites, mobile apps, and other digital assets, we are able to streamline our sales workflow, optimize yield, and deliver comprehensive sales opportunities across our digital footprint. Additionally, we are deploying DTC and OTT initiatives, cloud technologies, as well as our own content applications.

Additionally, we continue to develop business opportunities, products, and services associated with NextGen TV (also known as ATSC 3.0) as discussed under Development of Next Generation Wireless Platform below.

Strategic Realignment of Local Media Portfolio.  We routinely review potential media acquisitions, dispositions, and swaps, or develop original networks and content in order to optimize our portfolio. We expect to continue to assess acquisition and investment opportunities to complement our existing stations and other businesses. As we evaluate potential acquisitions and investments, we intend to focus on making disciplined, accretive acquisitions and investments that will complement our existing portfolio of television stations while providing increased scale. At any given time, we may be in discussions with one or more media owners.

Digital and Internet Expansion of Local Media Segment. Our digital properties are innovative products and extensions of our core broadcast business that allow us to compete for digital, internet, network, and print impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand our digital capabilities and non-linear footprint.

Development of Next Generation Wireless Platform. In 2017, the FCC approved the use of NextGen TV, a next generation broadcast transmission standard. NextGen TV is capable of merging broadcast and broadband content and data services using over-the-air spectrum and Internet-provided data connectivity, allowing a mature broadcast industry to reinvent itself due to its mobility, addressability, capacity, Internet Protocol ("IP") connectivity, and conditional access. In 2023, the FCC announced a public-private partnership, the Future of Television Initiative, to establish a roadmap for the transition to ATSC 3.0.

NextGen TV will allow us to use our spectrum for more than just video-formatted data as we do today. As a data-agnostic IP based pipe, we also will be able to distribute data including text, audio, video, and software. While our one-to-many architecture will remain a strength, we will be able to deliver "the last mile" from program/data origination to the consumer's receiver device across a more robust system, connect legacy ATSC 1.0 televisions to NextGen TV using broadcast hot spots and wi-fi functionality, and provide compatible data-offload service offerings in conjunction with certain 5G platforms. Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic-targeted advertising; customizable content; better measurement and analytics; the ability to interface with devices connected to the Internet; flexibility to add streams as needed; substantially enhanced picture quality with immersive audio; connectivity to automobiles, including 3D mapping, telematics and infotainment; geo-location services; enhanced GPS; distance e-learning; data wholesale models; and other content delivery networks. Conditional access capabilities also permit broadcasters to offer secure "skinny-bundle" pay services as well as various video-on-demand type offerings. In addition, NextGen TV provides new emergency and information capabilities, including advanced alerting functions which can provide crucial rich media including evacuation routes and device wake-up features. All these features will be available to mobile and portable devices, allowing us to reach viewers virtually anywhere. In January 2020, we announced the formation of CAST.ERA, a joint venture with SK Telecom, focused on cloud infrastructure for broadcasting, ultra-low latency OTT broadcasting, and targeted advertising.
In order to bring this technology to the market, we have partnered with technology leaders to develop broadcasting solutions and services in the U.S. and globally. We have also formed BitPath, a joint venture with another broadcaster, to promote spectrum efficiency and innovation, aggregate and monetize underutilized spectrum capacity over which to deliver national services and create opportunities such as robust video and data exchange. We continue to work with other NextGen TV stakeholders to build and test the single frequency network tower infrastructure, develop systems to allow the convergence of NextGen TV and 5G data delivery, and design NextGen TV receiver chips for mobile, portable and fixed devices. We expect the implementation and adoption of NextGen TV to occur over the next two years. In 2020, we and the industry began deployment of NextGen TV capabilities on some of our own television facilities and in conjunction with other station operators in our markets, as well as non-Sinclair markets. To date, NextGen TV is broadcasting in more than 60 markets, including 43 of our markets. When completed, the country will have a lower-cost, world class wireless IP data distribution network capable of supporting multiple business models.
Monetization of Certain Intellectual Property Rights. We have developed, through our ONE Media, LLC subsidiary, several NextGen Broadcast-related patents that we intend to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers.

New Non-Media Investments. Through Ventures, we expect to make both controlling and minority investments in non-media related businesses where management expects long-term growth.

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation, and sale of television stations are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended ("the Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations, and operating power of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and employment practices of stations; and has the power to impose penalties for violations of its rules and regulations of the Communications Act.

The following is a summary of certain provisions of the Communications Act and specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Grant and Renewal

Television stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public.

Although historically renewal of a license is granted in the vast majority of cases, even when petitions to deny are filed, there can be no assurance that the license of any station will be renewed or, if renewed, that the renewal terms will be for the maximum term permitted.

The most recent television license renewal application filing cycle began on June 1, 2020 and ended on April 3, 2023. On September 1, 2020, an individual filed a petition to deny the license renewal application of our Baltimore, MD station, WBFF(TV), and the renewal applications of two Baltimore stations with which we have a JSA or LMA, WUTB(TV) and WNUV(TV). We filed an opposition to the petition on October 1, 2020 with respect to WBFF(TV). On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024, and the matter remains pending. We cannot predict when the FCC will take action on the petition or what the outcome of such action will be. In the prior completed license renewal cycle, all of our stations' license renewal applications were granted for the maximum term permitted.

Ownership Matters

General. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests in that licensee and compliance with the Communications Act's limitations on foreign ownership. The FCC has indicated that in order to approve an assignment or transfer of a broadcast license the FCC must make an affirmative determination that the proposed transaction serves the public interest, not merely that the transaction does not violate its rules or shares factual elements with other transactions previously approved by the FCC, and that it may deny a transaction if it determines that the transaction would not be in the public interest.

The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In addition, pursuant to what is known as the equity-debt-plus rule, a major programming supplier or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. Further, the Communications Act generally prohibits foreign parties from having more than a 20% interest (voting or equity) in a broadcast licensee or more than a 25% interest in the parent of that licensee without receiving prior FCC approval to exceed these limits. Following a Declaratory Ruling in 2013 in which the FCC indicated that it was open to considering proposals for foreign investment in broadcast licenses that exceed the 25% benchmark on a case by case basis, on September 29, 2016, the FCC adopted a Report and Order which among other things, (i) simplified the foreign ownership approval process for broadcast licensees seeking to exceed the 25% benchmark and (ii) modified the methodology a licensee may use to determine compliance with the foreign ownership rules.

We and our subsidiaries are domestic entities, and the members of the Smith family (who, as of December 31, 2023, together hold approximately 82.6% of the common voting rights of Sinclair) are all United States citizens. Our articles of incorporation contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the articles of incorporation, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

National Ownership Rule. The national television viewing audience reach cap is 39%. Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Additionally, because VHF stations (channels 2 through 13) historically covered a larger portion of the market than UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the "UHF discount"). On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the national ownership rule, including the UHF discount. The rulemaking proceeding remains pending. We cannot predict the outcome of the rulemaking proceeding.

The majority of the stations we own and operate, or to which we provide programming services, are UHF. With the UHF discount, our current reach (for FCC purposes) is approximately 24% of U.S. households. See Item 1A. Risk Factors for further discussion of the risk related to the outcome of rules governing the UHF discount.

Local Television Ownership Rule. A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own two stations in the same market ("local television ownership rule") only (i) if there is no digital overlap between the stations; or (ii) not more than one station is among the top-four rated stations in the market ("the Top-Four Prohibition"). The FCC will, upon request, consider waiver of the Top-Four Prohibition to allow parties to own up to two top-four rated stations in the same market on a case-by-case basis. On December 22, 2023, the FCC adopted the 2018 Ownership Order, extending the Top-Four Prohibition to prohibit, in certain circumstances, the placement of a second top-four rated programming affiliation on a multicast stream or low power television (LPTV) station and restricting the circumstances under which such existing top-four multicast streams or LPTV stations may be transferred or assigned in the future. The 2018 Ownership Order, including this extension of the Top-Four Prohibition, will become effective March 18, 2024.

Local Marketing and Outsourcing Agreements

Certain of our stations have entered into agreements with other stations in the same market, through which we provide programming and operating services pursuant to LMAs or provide sales services and other non-programming operating services pursuant to outsourcing agreements, such as JSAs and SSAs. LMAs are attributable where a licensee holds an attributable interest in a television station and (i) programs more than 15% of the weekly broadcast hours and/or (ii) sells more than 15% of the weekly advertising time on another television station in the same market. LMAs existing prior to November 5, 1996, which include all of our LMAs, are currently exempt from attribution until further FCC action. If the FCC were to eliminate the exemption for these LMAs, we would have to terminate or modify these LMAs. JSAs and SSAs currently are not attributable.

In August 2016, the FCC amended its ownership rules to provide for the attribution of JSAs under certain circumstances. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule. In the 2018 Ownership Order adopted on December 22, 2023 the FCC declined to reconsider JSA attribution. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see "The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets." under Item 1A. Risk Factors and Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 13. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

Antitrust Regulation. The Department of Justice ("DOJ") and the Federal Trade Commission have increased their scrutiny of the television industry and have reviewed matters related to the concentration of ownership within markets (including "LMAs" and "outsourcing agreements") even when ownership or the LMA or other outsourcing agreement in question is permitted under the laws administered by the FCC or by FCC rules and regulations. The DOJ takes the position that an LMA or other outsourcing agreement entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Antitrust Improvements Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

Satellite Carriage

The Satellite Home Viewer Act, as extended by The Satellite Home Viewer Improvement Act of 1999, the Satellite Home Viewer Extension and Reauthorization Act, the Satellite Television Extension and Localism Act of 2010 and the Satellite Television Extension and Localism Act Reauthorization Act of 2014 ("STELAR") among other things, (i) allows satellite carriers to provide local television signals by satellite within a station market, and requires them to carry all local signals that asserted carriage rights in any market where they carry any local signals, (ii) requires all television stations to elect to exercise certain "must-carry" or "retransmission consent" rights in connection with their carriage by satellite carriers, and (iii) authorizes satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances. In adopting fiscal year 2020 appropriations legislation, Congress allowed STELAR to sunset on December 31, 2019 but made permanent STELAR’s (1) requirements that broadcasters and Distributors negotiate retransmission content in good faith and (2) distant signal satellite license provisions for recreational vehicles, truckers, tailgaters and short markets.

Must-Carry / Retransmission Consent

Television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster’s local market. By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA. Must carry rights are not absolute and are dependent on a number of factors which may or may not be present in a particular case. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. We have elected to exercise our retransmission consent rights with respect to all of our stations. In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. Under these rules, unless the stations are directly or indirectly under common de jure control as permitted under the FCC regulations, a station may not delegate authority to negotiate or approve a retransmission consent agreement to a station located in the same market or to a third party that negotiates together with another television station in the same market, nor may stations in the same market facilitate or agree to facilitate coordinated negotiation of retransmission consent terms for their stations in that market, including through the sharing of information. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

Further, in September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the "totality of the circumstances test" for good-faith negotiations of retransmission consent. The proposed rulemaking sought comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a "marquee sports or entertainment event," restrictions on online access to broadcast programming during negotiation impasses, broadcasters' ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC's then-Chairman Wheeler announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the Rulemaking or take other action.

Network Non-Duplication / Syndicated Exclusivity / Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable systems’ local community). The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals. Both rules are subject to various exceptions and limitations.  In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets. Such significantly viewed signals are not subject to black out pursuant to the FCC's network non-duplication rules.  The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations. In March 2014, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules. This proceeding is pending and we cannot predict when or how the FCC will resolve that rulemaking. The FCC's syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable systems' local community). The FCC's network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals. Both rules are subject to various exceptions and limitations. In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets. Such significantly viewed signals are not subject to black out pursuant to the FCC's network non-duplication rules. The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations. In March 2014, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules. This proceeding is pending and we cannot predict when or how the FCC will resolve that rulemaking.

Digital Television

FCC rules provide that television broadcast licensees may use their digital television ("DTV") channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party. These rules could impact the profitability related to ancillary or supplementary services provided as discussed within Development of Next Generation Wireless Platform under Operating Strategy above. In addition, the recent extension of the Top-Four Prohibition to multicasting as discussed above and within Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap could impact the way we currently use our DTV channels and the services we are able to offer on those channels.

Programming and Operations

The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, television licensees have obligations to create and follow employment outreach programs, provide a minimum amount of programming for children, comply with rules relating to the emergency alert system, maintain an online public inspection file, and abide by regulations specifying requirements to provide closed captions for its programming. FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks. Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.

Other Pending Matters

Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership, and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations, and affect our ability to acquire additional broadcast stations or finance such acquisitions.

On November 16, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing the voluntary deployment of NextGen TV and adopting rules to afford broadcasters flexibility to deploy NextGen TV based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. On June 3, 2020, the FCC adopted the Second Report and Order and Order on Reconsideration, providing additional guidance to broadcasters deploying NextGen TV. On November 9, 2020, the National Association of Broadcasters filed a Petition for Declaratory Ruling and Petition for Rulemaking requesting that the FCC (1) clarify that its existing regulatory framework for the hosting of simulcast primary programming streams also applies to simulcast multicast streams, and (2) expand the application of these rules to cover the transmission of ATSC 1.0 multicast streams regardless of whether those streams are simulcast in ATSC 3.0. On November 5, 2021, the FCC released a Second Further Notice of Proposed Rulemaking seeking comment on these multicast host station licensing issues, and on June 22, 2022, the FCC released a Third Further Notice of Proposed Rulemaking seeking comment on the state of the ATSC 3.0 transition and the scheduled sunsets of two rules adopted in the 2017 Report and Order. On June 20, 2023, the FCC adopted a Third Report and Order and Fourth Further Notice of Proposed Rulemaking that (1) generally adopted the proposals to allow a Next Gen TV station to seek modification of its license to include certain multicast streams that are aired on host stations; (2) extended the sunsets of the substantially similar rule for simulcast streams and the requirement to comply with the ATSC A/322 standard on primary ATSC 3.0 streams to July 17, 2027; and (3) sought comment on the current marketplace for ATSC 3.0 standard essential patents and the ability of third parties to develop products that rely upon them. The proceeding remains pending and we cannot predict what the outcome will be.

On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review, seeking comment on the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule. The proceeding remains pending and we cannot predict what the outcome will be.

Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as DTC offerings, direct television broadcast satellite service, Class A television service, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the internet and mobility, and portability of our broadcast signal to hand-held devices.

Other Considerations

The preceding summary is not a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC, or in some cases, the DOJ. For further information, reference should be made to the Communications Act, other congressional acts and regulations, and public notices circulated from time to time by the FCC, or in some cases, the DOJ. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity, and other matters affecting our business and operations.

ENVIRONMENTAL REGULATION

Prior to our ownership or operation of our facilities, substances or waste that are, or might be considered, hazardous under applicable environmental laws may have been generated, used, stored, or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under our facilities may be affected by the proximity of nearby properties that have generated, used, stored, or disposed of hazardous substances. As a result, it is possible that we could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although we believe that we are in substantial compliance with such environmental requirements and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that our costs to comply with such requirements will not increase in the future or that we will not become subject to new governmental regulations, including those pertaining to potential climate change legislation, that may impose additional restrictions or costs on us. We presently believe that none of our properties have any condition that is likely to have a material adverse effect on our consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

COMPETITION

Our stations and networks compete for audience share and advertising revenue with other television stations and cable networks in their markets, as well as with other advertising media such as Distributors, other OTT distributors, cable networks, video on-demand, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, direct mail, internet, podcasts, other digital media, and 'Big Tech'.

Our stations and networks compete for television audience share primarily on the basis of program popularity, digital advertising impressions compete for audience share primarily based on content and reach, and podcast listeners compete for audience share based upon content subject matter, all of which has a direct effect on advertising rates within each of these platforms.

Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, as well as through self-produced news, live local sporting events, and other programming. We also compete for programming which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations and networks compete for access to those programs against in-market broadcast station competitors for syndicated products and with national cable networks. Public broadcasting stations generally compete with commercial broadcasters for viewers, but not for advertising dollars.

Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs. Our stations are located in highly competitive DMAs. Distributors can increase competition for viewership and broadcast television advertising inventory by carrying additional cable network channels within the same DMA as the broadcast television stations. Distributors sell advertising on these cable networks to local advertisers. These narrow cable network channels are typically low rated, and, as a result, advertisements are inexpensive to the local advertisers. Distributors may also connect two or more cable systems together, also called an interconnect, which gives advertisers the option to reach more households in a market with a single buy. In addition, certain of our DMAs are overlapped by over-the-air stations from adjacent DMAs and Distributors of stations from other DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations. In addition, there is significant increased competition with Google, Facebook, social media, OTT offerings, and the multitude of other digital offerings that air video advertisements and sell programmatically to agencies and advertisers. Distributor and OTT offerings have an ability to either blanket the market or target their advertising which broadcast stations do not.

Advertising rates are based upon factors which include the size of the market in which the stations operate; a program's popularity among the viewers that an advertiser wishes to attract; the number of advertisers competing for the available time; the demographic makeup of the market served by the stations; the availability of alternative advertising media in the DMA; the aggressiveness and knowledge of the sales forces in the market to call on and understand their client’s need; and development of projects, features, and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within the stations' markets.

Further, the process of obtaining distribution is highly competitive. Our stations and networks face competition from other television stations and cable networks for the right to be carried by a particular Distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once one of our stations and networks obtains distribution, it competes for viewers not only with the other channels available through the Distributor, but also with over-the-air television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print, streaming services, and other sources of media and information, sporting events, and entertainment. Important to our success in each area of competition the station or network faces are the price the station or network charges for its carriage; the quantity, quality, and variety of programming offered; and the effectiveness of its marketing efforts.

Our stations' and networks' ability to successfully compete with other television stations and cable networks for distribution may be hampered because the Distributors, through which distribution is sought, may be affiliated with other television stations, broadcast networks, or cable networks. Those Distributors may place their affiliated television station or cable network on a more desirable tier, thereby giving the affiliated television station or cable network a competitive advantage over our stations' and networks' own programming. Additionally, broadcast networks putting programming content on their own DTC platforms may also hinder our stations' and networks' ability to successfully compete within the broadcast market.

Moreover, technological advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized "niche" programming. Telecommunication companies are permitted to provide video distribution services, on a common carrier basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. Additionally, OTT services allow consumers to consume programming on-demand through access to the Internet and without a subscription with a Distributor. We continue to compete with these OTT services for viewership, which has become increasingly difficult as OTT distributors have begun to bundle their products with other OTT offerings.

The financial success of our stations and networks also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of competing programming, and the availability of other entertainment activities.

We believe we compete favorably against other television stations and cable networks because of our management skill and experience, our ability historically to generate revenue share greater than our audience share, our network affiliations and program service arrangements, and our local program acceptance.  In addition, we believe that we benefit from the operation of multiple broadcast and network properties, affording us certain non-quantifiable economies of scale and competitive advantages in the purchase of programming.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE ACTIVITIES AND PRACTICES

We have a long history of supporting environmental, social, and governance ("ESG") activities and, in the past few years, we have taken steps to better measure and quantify our progress in these areas. In addition to our ESG Committee, which is made up of executive leadership, we have also formed working groups in the areas of sustainability, employee experience, and diversity and inclusion.

In May 2023, we published our 2022 ESG report, detailing our ESG achievements and underscoring our core strategies, which are the foundation of our ESG commitments, including:

•Identifying and implementing ways to reduce our impact on the environment through the education and engagement around sustainable solutions that can be adopted;
•Supporting employees by ensuring a fair, ethical, and safe workplace where our employees can grow, develop, and thrive;
•Supporting diversity at all levels;
•Providing news consumers with access to a broad range of ideas and perspectives, both on-air and online, and connecting people with important, informational content, everywhere; and
•Providing transparency, accountability, and diverse thinking that seeks to minimize risk, while ensuring all stakeholders understand the direction, performance, and financial stability of the organization.

Human Capital

Our success is driven by our most important asset - our employees. It is their hard work and dedication that enables us to be a trusted partner to our viewers and a valuable resource to our communities. As of December 31, 2023, we had approximately 7,300 employees, including part-time and temporary employees. Approximately 590 employees are represented by labor unions under certain collective bargaining agreements.

We support our employees by ensuring that we provide a fair, ethical, and safe workplace.

•We take pride in our practices to ensure the safety, health, and well-being of our employees. We maintain best practices for safety and health through policies and procedures and access to our employee assistance program.
•Our employment practices are rooted in our policies against discrimination, harassment, and retaliation to ensure a positive working environment for all.
•We are committed to an ethical workplace and provide our employees with guidance and reporting mechanisms to foster a culture of honesty and accountability.
•We provide our employees a comprehensive benefits package, recognition for their efforts, and resources to enable and enhance learning and development, and we have worked hard to ensure we provide a workplace where employees can feel that they belong.

Corporate Culture. We are committed to maintaining a safe, ethical, and harassment-free workplace. We recognize that our success as a team, and in our communications with one another, is grounded in our ability to trust team members to be fully engaged and to do the right thing. We support trusting relationships by offering clear guidance, structure, resources, and accountability. To this end, we maintain governance policies that apply to all of our directors, officers, and employees, including a code of business conduct and ethics, employee safety program, and no harassment and open-door policies. These policies are intended to identify, provide mechanisms for reporting, and provide a framework for solving potential issues. These policies are reviewed and updated by management, together with the Board, as our needs grow and change and upon stakeholder feedback and changes in applicable laws, regulations, and stock exchange requirements.

We value and support diversity and inclusion at all levels. Diversity and inclusion have been fundamental from our very beginning, and we take pride in being an equal opportunity employer. Diversity, inclusion, equal employment opportunity, and strong anti-discrimination policies go hand-in-hand. Our Diversity and Inclusion Statement establishes clarity and alignment throughout our organization, at all levels, regarding how we connect with each other by embracing diversity and promoting inclusion among our employees, viewers, and customers. All employees are asked to honor the intent of our Diversity and Inclusion Statement in their daily activities and decisions and are required to take part in workplace diversity training.

Over several decades, our local television stations have built recruiting and outreach programs that encourage diversity in our workforce. Our activities are designed to ensure broad outreach to potential applicants by widely disseminating information concerning job vacancies, providing notification to community groups, attending diverse job fairs, participating in other various recruitment outreach activities, offering paid internships, and providing training to managers on equal employment opportunity and discrimination prevention.

Employee Engagement. We regularly gather feedback from employees to gain an understanding of and improve our employee experience and to foster an engaged workforce. This feedback is used to help create new, and refine existing, employee-related programs and processes.

Sinclair takes a strategic approach to talent development. We provide on-the-job training and other learning opportunities to employees so that they gain and develop necessary skills for optimal job performance and to foster a creative and collaborative work environment. We encourage employees to complete areas of professional development using our learning and development platform, Sinclair University, where employees have access to a vast collection of learning and development content. We also provide leadership development through targeted training programs. In addition, many of our leaders have their own employee development offerings, specific to their department and position, including mentoring programs.

We actively promote our internal job announcement program as a part of our efforts to support employee growth by taking on new career opportunities within Sinclair.

Our innovation project is a strategic lever that drives revenue, reduces waste, and engages employees to serve our customers and shareholders as a pioneer in the industry. We believe that the "next big idea" could come from anyone or anywhere and with this in mind, we gather innovation ideas from employees company-wide. Our dedicated Innovation & Strategy team builds on our rich history of innovation to accelerate efforts across content, technology, audience development, distribution, marketing services, and business transformation.

Health, Safety, and Wellness. The health, safety, and wellness of our employees is vital to our success, and we maintain and continuously enhance affordable health care options for them. We continuously work to improve our practices, policies, and benefits to make meaningful impacts on our employees personal and professional lives, sponsoring an employee assistance program aimed at enhancing their physical, financial, and mental well-being and sponsoring a program to provide employees and spouses discounted access to fitness facilities.

Compensation. Our employee compensation includes market-competitive pay; a 401(k) plan; an employee stock purchase plan; healthcare benefits; three weeks minimum paid time off; family leave, including six weeks of paid parental leave; and employer paid life and disability insurance. We continue to improve our compensation offerings. In 2023, we again offered our employees the opportunity for additional time off through the Vacation Exchange Program.

Social Responsibility

As a local news broadcaster, we believe it is our responsibility to raise issues of local importance, through deep investigative reporting at our stations, and provide critical and relevant information to our viewers, including crucial news updates during potentially life-threatening situations when our viewers need them most. We are committed to getting results for the people living in the communities we serve. Our journalists' ground-breaking reporting has prompted government investigations as well as changes in government policies and new state and federal laws. Our unique reporting in under-served arenas has sparked much-needed public engagement on topics of high local importance and concern. WBFF's "Project Baltimore," which is now heading into its eighth year in 2024, has produced nearly 700 stories since its inception, chronicling the struggles and issues facing Maryland public schools and the students that attend those schools. Project Baltimore's "Crisis in the Classroom" reporting philosophy has spread to our newsrooms across the country as our journalists unearth challenges facing students, parents, and teachers across the United States. Reporting by our journalists in 2023 on topics such as the issues facing public schools, the opioid, heroin, and fentanyl crises, homelessness, and civil rights, to name just a few, lead to resignations, FBI indictments, executive orders, additional government funding, and new legislation. Our journalists are committed to providing citizens with relentless, in-depth reporting that holds public officials accountable, tracks the spending of taxpayer dollars, and gives a voice to the voiceless in the communities we serve.

Connect to Congress is our multimedia initiative that enables Members of Congress from our news markets to speak directly to their constituents on a regular basis, through their local TV news stations. The initiative, which launched in 2015, offers our local market viewers new ways to get answers to questions about what matters most to them at home. Each Wednesday when Congress is in session, we set up cameras in the Capitol Rotunda, connected remotely to our local stations, with anchors and reporters conducting interviews with lawmakers about the key issues affecting constituents, connecting our local stations directly to Congress. This also offers the hundreds of Congressional Members in our news markets their own media voice in their home districts.

In our 12-year history of producing "Your Voice Your Future" Town Halls, we’ve produced over 1,350 productions. This distinctive series recognizes the importance of producing disruptive programming, with disciplined discussions and solutions for the communities we serve. Our goal from the beginning has been to inform, educate and protect our viewers. Our Town Halls are produced in local markets and give our viewers an opportunity to have a voice and ask their elected leaders questions on important local and national topics. In 2023 we produced 188 Town Halls throughout the country, covering a variety of topics including education, mental health, artificial intelligence, distrust of police, antisemitism, Black History Month, LGBTQ+ legislation, and veterans. We also produced several debates in 2023, a non-election year, including several mayoral, city council, and school board debates, a Wisconsin Supreme Court debate, a congressional debate, and a gubernatorial debate.

We have steadfast dedication to providing content that alerts, protects, and empowers our audience. Distinctive, Disruptive, and Disciplined; these three simple words carry a great deal of weight as we meet the demands of today’s news consumer.

We believe it is our responsibility to be involved in our local communities. Sinclair Cares is our Company-wide community service and relief campaign program, which utilizes the strength of our properties to uplift organizations and inspire our audiences and employees to make a positive impact in our communities. Sinclair Cares mobilizes Sinclair’s assets to support various community and charitable endeavors and responses to natural disasters through financial assistance, volunteerism, and raising awareness of important topics through our media platforms. Over the last six years, Sinclair Cares has spearheaded the Company’s efforts, including fund-raising and blood donations during weather and climate catastrophes, and raising funds and awareness for important social causes. Recent initiatives include:
•Sinclair Cares: Humanitarian Relief in Israel - a fundraising partnership with Magen David Adom, an affiliate of the International Federation of Red Cross and Red Crescent Societies, to help with their efforts providing humanitarian relief and emergency medical services for all people in Israel, regardless of religious creed or political belief.
•Sinclair Cares: Summer Diaper Drive - a partnership with the National Diaper Bank Network to create awareness, provide assistance, and build a community to reduce diaper need in the United States.
•Sinclair Cares: Mental Health Support + Hope - a partnership with the National Alliance on Mental Illness to encourage mental health awareness, with a focus on young adults.

In 2023, we announced a multi-year, national agreement with USC Shoah Foundation—The Institute for Visual History and Education (the "Institute") to assist with the recording of interviews with genocide survivors as part of the Institute’s Last Chance Testimony Collection Initiative, an effort to collect testimonies from the last living survivors and witnesses to the Holocaust and other genocides. Under the agreement, we will provide our production facilities to film testimonies via high-definition video and audio recordings taken with state-of-the-art equipment at our broadcast television stations around the United States.

Our stations also sponsor countless philanthropic campaigns and events such as health expos, parades, and blood drives in their local markets and contribute to local charities. We encourage not only our stations, but also our employees to engage in the communities in which we serve and live. In 2023, Sinclair partnered with more than 400 nonprofit and civic organizations locally and across the country to help raise nearly $30 million for nonprofit organizations, schools, community agencies, and local disaster relief. In addition, Sinclair helped to collect over 2.3 million pounds of food, over 642,000 diapers, nearly 100,000 toys, and 3,700 units of blood for those in need, while donating over $9.5 million in promotional airtime to organizations.

In 2023, we began a program to match certain employee charitable cash donations in order to encourage our employees to make charitable contributions to support activities and efforts that are important to them, and we held our first annual Sinclair Day of Service whereby all employees were encouraged to volunteer that day for charitable causes. Thousands of employees eagerly turned out to help out in their communities.

Our Diversity Scholarship Fund provides support to college students demonstrating a promising future in the broadcast industry. In 2023, we awarded a total of $60,000 to 15 winning applicants from across the country. We have distributed more than $315,000 in tuition assistance since 2013, with a goal to invest in the future of the broadcast industry and to help students from diverse backgrounds, who reflect our audiences nationwide, complete their education and pursue careers in broadcast journalism, digital storytelling, and marketing.

In 2023, SBG announced the return of SBG's News Reporter and Producer Academies, a series of interactive, virtual workshops for college students interested in pursuing careers in journalism, including reporting, producing, and, beginning this year, weather.

Environmental Responsibility

Our mission is to identify and implement ways to reduce our impact on the environment through the education and engagement of internal and external audiences around sustainable solutions that can be adopted. We have accelerated actions within our organization to lessen our use of electricity over time and to measure and eventually report on our electricity usage. Our sustainability group is tasked with finding ways to help lower our carbon footprint through lowering our electricity consumption, purchasing greener supplies, and recycling. Some of these initiatives are the efforts we are undertaking in proactively replacing our existing less efficient lighting with LED lighting, replacing HVAC equipment with higher efficiency models, and exploring electric vehicles as other ways our company can reduce its reliance on energy sources that result in emissions of greenhouse gasses that are harmful to the environment. Since 2017, we have installed 131 new, energy efficient television transmitters, which are typically 25% more energy efficient than the units that they replace and generate less waste heat, and are currently installing, or have plans to install, an additional 24 during 2024 and 2025. During 2023, we implemented a battery recycling operation across our station footprint in order to reduce the amount of waste moving to landfills. In conjunction with this, we have begun a company-wide transition to the use of rechargeable batteries for all studio operations at our stations, which we expect to be completed in the middle of 2024. Throughout the organization, we are seeking to reduce the use of paper products and, whenever possible, recycling paper, electronics, and other items.

In addition to our direct efforts to reduce our impact on the environment, we produce high quality news to increase our viewers' general awareness of environmental issues and programs by providing them information on how they can participate in improving environmental sustainability.

Governance

Sinclair takes corporate governance and responsibilities to its stakeholders very seriously. We remain committed to finding the best representation to drive success in the organization in the years ahead. Diversity of thought, skills, background, and experience are important elements the Company looks for in its leadership team. The Board includes a regulatory committee and a nominating and corporate governance committee. Sinclair's Chief Compliance Officer provides regular updates to Company management and meets quarterly with the Boards' regulatory committee, with the audit committee jointly meeting with the regulatory committee twice each year. In October 2023, the Company updated its Code of Business Conduct and Ethics to further identify the ethical duties and responsibilities of the Company's officers, directors and employees, and foster a culture of honesty, integrity, and accountability.

Managing and governing cybersecurity risk remains a high priority. We continue to make investments to ensure continuous improvement of our cybersecurity control effectiveness and governance. We maintain a data protection policy and have invested in additional cybersecurity solutions, professional services, and the growth of our information security department. We continue to work closely with our key partners and supporting agencies to mature our security posture and quickly adjust to today’s rapidly changing threat landscape. We continue to execute our plans to strengthen our existing cybersecurity defenses and intend to make further investments in the upcoming year. We did not experience any material cybersecurity incidents during 2023. See Item 1C. Cybersecurity below for further discussion regarding our cybersecurity program. In addition, our comprehensive enterprise risk management program is designed to both identify risks across the Company and to take actions to mitigate those risks.

AVAILABLE INFORMATION

We regularly use our website as a source of company information and it can be accessed at www.sbgi.net. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically submitted to the SEC, who also makes these reports available at http://www.sec.gov.  We intend to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on our website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months. In addition, a replay of each of our quarterly earnings conference calls is available on our website until the subsequent quarter’s earnings call. The information contained on, or otherwise accessible through, our website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 1A.                                       RISK FACTORS

You should carefully consider the risks described below before investing in our securities. The risks described below, along with risks not currently known to us or that we currently believe are immaterial, may impair our business operations and our liquidity in an adverse way.

RISKS RELATING TO OUR OPERATIONS

Our strategic acquisitions and investments could pose various risks and increase our financial leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions and investments, subject to market conditions, our liquidity, and the availability of attractive acquisition and investment candidates, with the goal of enhancing or expanding our existing business and to acquire and develop new products and services. In the future, we may not be able to identify attractive acquisitions or investment targets, or we may not be able to fund additional acquisitions or investments.

Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, and we may not be able to successfully implement effective cost controls, achieve expected synergies, or increase revenues as a result of an acquisition. Future acquisitions may result in our assumption of unexpected liabilities, may result in the diversion of management's attention from the operation of our core business and may limit our ability to generate higher returns elsewhere. Additionally, acquisitions and investments present numerous growth challenges, and our investments may not be favorably received by the market and may fail to grow.

Certain acquisitions, such as television stations, are subject to the approval of the FCC and potentially, other regulatory authorities, such as the DOJ. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain television stations or businesses if the FCC or other regulatory authority believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations or other regulations. There can be no assurance that future acquisitions will be approved by the FCC or other regulatory authorities, or that a requirement to divest existing stations or businesses will not have an adverse outcome on the transaction.

If the rate of decline in the number of subscribers to Distributor services increases or these subscribers shift to other services or bundles that do not include our stations or programming networks, there may be a material adverse effect on our revenues.

The number of subscribers to Distributor services in the United States has been declining as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news, sports, and other entertainment, including through the so-called "cutting the cord" and other consumption strategies. The Distributor subscriber decline has led to a decline in subscribers from some of our stations and networks. In addition, Distributors have introduced, marketed, and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks. Broadcast networks have also introduced DTC platforms that have impacted the number of subscribers to Distributor services.

If Distributor service offerings are not attractive to consumers for any reason (pricing, increased competition from OTT and DTC services, increased dissatisfaction with the quality of Distributor services, poor economic conditions or other factors), more consumers may (i) cancel their Distributor service subscriptions, (ii) elect to instead subscribe to OTT and DTC services, which in some cases may be offered at lower prices, or (iii) elect to subscribe to Distributors with smaller bundles of programming which may not include our programming networks.

If the rate of decline in the number of Distributor service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include our programming networks, this may have a material adverse effect on our revenues.

If subscribers shift to DTC platforms, this may have a material adverse effect on our revenues.

We may not be able to renegotiate distribution agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated currently, or in the future, may require us to share revenue from distribution agreements with them.

As distribution agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements. This may cause revenues and/or revenue growth from our distribution agreements to decrease under the renegotiated terms despite the fact that our current distribution agreements include automatic annual fee escalators. In addition, certain networks or program service providers with which our stations are affiliated are currently, or in the future are expected to, require us to share revenue from distribution agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements. Generally, our distribution agreements and agreements with networks or program service providers are for different lengths of time and expire in different periods. If we are unable to negotiate a distribution agreement or the revenue received as part of those agreements declines over time, then we may be exposed to a reduction in or loss from distribution revenue net of revenue shared with networks and program service providers. We cannot predict the outcome or provide assurances as to the outcome of any future negotiations relating to our distribution agreements or what impact, if any, they may have on our financial condition and results of operations. See Television Markets and Stations within Item 1. Business for a listing of current expirations of our affiliation agreements.

Any changes in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

Distributors lobby to change the regulations under which retransmission consent is negotiated before both Congress and the FCC in order to increase their bargaining leverage with television stations.

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the "totality of the circumstances test" for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a "marquee sports or entertainment event," restrictions on online access to broadcast programming during negotiation impasses, broadcasters' ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters' ability to invoke the FCC's exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the rulemaking or take other action.

The FCC rules governing "good faith" retransmission consent negotiations provide that, among other things, it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station to negotiate retransmission consent jointly with another station in the same market if the stations are not commonly owned. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

As further described under Item 1. Business – Federal Regulation of Television Broadcasting, the FCC also has a Further Notice of Proposed Rulemaking pending which seeks additional comment on whether it has authority to, and should, eliminate or modify its network non-duplication and syndicated exclusivity rules.

The FCC's prohibition on certain joint retransmission consent negotiations and the possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect our ability to sustain our current level of distribution revenues or grow such revenues in the future and could have an adverse effect on our business, financial condition and results of operations.

We face intense, wide-ranging competition for viewers and advertisers.

We compete, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, online streaming services, and other content offered by Distributors. We also compete for viewers and advertisers with OTT and DTC, mobile media, radio, motion picture, home video, stadiums and arenas, podcasts, outdoor advertising and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics, among others. Some of our competitors are large companies that have greater financial resources available to them than we do, which could impact our viewership and the resulting advertising revenues.

Rivals that may have greater resources than we have include:

•other local free over-the-air broadcast television and radio stations;

•Distributors, such as telecommunication companies, cable providers and direct broadcast satellite providers;

•print media providers such as newspapers, direct mail and periodicals;

•internet search engines, internet service providers, social media platforms, websites, gaming platforms, and mobile applications;

•OTT technologies;

•Distributor "skinny" packages;

•mobile television; and

•other emerging technologies.

Our ability to adapt to competition from other broadcasters, other content providers and changes in consumer behavior and technology may adversely affect our business.

The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content and have affected advertisers' options for reaching their target audiences. Consumer preferences have evolved towards subscription video on demand and free advertising supported video on demand services and other DTC offerings and there has been a substantial increase in the availability of content with reduced advertising or without advertising at all. Consumers are also increasingly using time-shifting and advertising-skipping technologies that enable them to fast-forward or circumvent advertisements. There has also been a proliferation of high-speed internet connections and expansion of 5G networks able to support high-quality streaming video within increasingly interactive and interconnected digital environments and on a wide variety of devices other than traditional televisions. Additionally, gaming and other consoles are establishing themselves as providers of video services. Substantial use of these technologies could impact the attractiveness of the Company's programming to advertisers and adversely affect our advertising revenues. Our ability to meet consumer demands and expectations in today's evolving mobile, multi-screen and multi-platform environment and to successfully adapt to technological advances in our industry, including alternative distribution platforms and viewing technologies, may affect the attractiveness of our offerings. Ineffective technology and product integration, lack of specific features and functionalities, poor interface design or ease of use, or performance issues, among other factors, may cause viewers to favor alternative offerings. Failure to adapt or to remain competitive with these developing technologies could have an adverse effect on our business, financial condition and results of operations.

Distributors are developing or have developed new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.

Advertising revenues can be significantly impacted by new technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in, and difficulties related to, the employed statistical sampling methods, new distribution platforms and viewing technologies (such as digital recording and time-skipping technologies), and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Nielsen's statistical sampling method is the primary measurement technique used in our television advertising sales; however, the industry is expected to adopt new measurement currencies in the near-future and Nielsen is making methodological changes to the way it measures viewing by incorporating set top box and smart TV data. The emerging measurement currencies generally undercount over-the-air viewing and Nielsen has not prioritized over-the-air enhancements. If measurement evolves in a direction that is unfavorable to over-the-air viewing it could reduce the attractiveness of our audiences to advertisers. In addition to traditional measurement currencies, we also measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. These variations and changes could have a significant negative effect on advertising revenues.

We depend on the appeal of our programming, which may be unpredictable, and increased programming costs may have a material negative effect on our business and on our results of operations.

We depend in part upon viewer preferences and audience acceptance of the programming on our stations and networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. An increase in our costs associated with programming, including original programming, or a decrease in viewership of our programming, may materially negatively affect us and our results of operations.

In addition, we rely on third parties for broadcast, entertainment, news, sports and other programming for our stations and networks. We compete with other providers of programming to acquire the rights to distribute such programming. If we fail to continue to obtain broadcast, entertainment, news, sports and other programming for our stations and networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on us and our results of operations.

Theft of our intellectual property may have a material negative effect on us and our results of operations, and we may become subject to infringement or other claims relating to our content or technology.

Our success depends in part on our ability to maintain and monetize the material intellectual property rights in our programming, technology, digital and other content. Our intellectual property rights may be infringed upon by unauthorized usage of original broadcast content (including, without limitation, live and non-live content). Such unauthorized usage may occur on any and all distribution platforms, including, without limitation, linear and streaming services. Additionally, our intellectual property rights may be further infringed upon by third-party unauthorized distribution of original broadcast content, game content and/or highlights on social media platforms on a live or near live basis. Third-party licensors of content may infringe upon our intellectual property rights by not complying with content distribution rules.

Theft, misappropriation or the invalidity of our intellectual property or the intellectual property that is licensed to us by licensors could have a material negative effect on us and our results of operations by potentially reducing the revenue that we are able to obtain from the legitimate sale and distribution of our content, undermining lawful and revenue-generating distribution channels, limiting our ability to control the marketing of our content and inhibiting our ability to recoup expenses or profit from the costs we incur creating our programming content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of outcome, could cause us to incur significant costs and could divert management's attention from the operation of our business. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could have a materially negative impact on our business and the results of our operations.

While our programming personnel regularly monitor third-party streaming platforms and social media pages in an effort to identify intellectual property infringement and work closely with content distributors to notify content protection representatives to take the necessary steps to protect our and their intellectual property rights, those protective measures cannot ensure that theft, misappropriation or the invalidity of our intellectual property or the intellectual property that is licensed to us by licensors will not occur.

In addition, from time to time, third parties may assert claims against us alleging intellectual property infringement or other claims relating to our programming, technology, digital or other content. If any such infringement claim results in the loss of certain of our intellectual property rights, it could have a materially negative impact on our business and the results of our operations.

We have experienced a cyber security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations.

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our data, communications, news, and advertising content, digital products, and other business processes, including many third-party systems and software, which are subject to supply chain and other cyber attacks. Despite our security measures (including, employee training, multi-factor authentication, security information and event management, firewalls and testing tools, and backup and recovery systems), on October 17, 2021, we identified the following: (i) certain servers and workstations in our environment were encrypted with ransomware, (ii) disruption of certain office and operational networks as a result of the encryption, and (iii) indications that data was taken from our network. Promptly upon detection of the security event, senior management was notified and we began to implement incident response measures to contain the incident, conduct an investigation, and plan for restoring operations. Legal counsel, a cybersecurity forensic firm, and other incident response professionals were engaged, and law enforcement and other governmental agencies were notified.

The cybersecurity incident identified on October 17, 2021 resulted in the loss in the fourth quarter of 2021 of approximately $63 million of advertising revenue, primarily related to our local media segment, as well as approximately $7 million in costs and expenses related to mitigation efforts, our investigation and the security improvements resulting therefrom. However, we did not pay the ransom that was being sought as a result of the cybersecurity incident.

These amounts exceeded the limits under our insurance policies and thus, based on the known effects of the cyber incident, the Company estimates that the cyber incident has resulted in approximately $20 million of unrecoverable net loss through the date of filing of this Form 10-K. Although we have received $30 million in reimbursement proceeds from our insurance policies through the date of filing of this Form 10-K, there can be no assurance that the insurance policies will pay their full coverage or the timing of such additional reimbursements. In addition, the Company may incur additional cyber incident response costs, and the estimated unrecoverable net loss above does not include an estimate of any liability the Company may have in the event that litigation or regulatory proceedings result from the incident.

We recurringly identify cyber threats as well as vulnerabilities in our systems and work to address them. Despite our efforts and the efforts of our third-party vendors to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. Cyber attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties, and these types of risks may be difficult to detect or prevent. We expect cyber attack and breach incidents to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on our business operations.

Investigations of cyber attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. While we are investigating a cyber attack, we do not necessarily know the extent of the harm or how best to remediate it, and we can repeat or compound certain errors or actions before we discover and remediate them.

The occurrence of a cyber attack, breach, unauthorized access, misuse, ransomware, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, our employees, and third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers', our counterparties' or third parties' operations. This could result in significant financial losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties, significant intervention, reimbursement or other compensatory costs, significant costs to investigate the event, remediate vulnerabilities and modify our protective measures, or otherwise adversely affect our business, financial condition or results of operations. While we maintain insurance to cover losses related to cybersecurity risks and business interruption, such policies, as was the case with respect to the October 2021 cybersecurity incident, may not be sufficient to cover all losses of this incident or any future incidents.

Data privacy, data protection, and information security may require significant resources and present certain risks, including risks related to compliance with domestic and international privacy and data protection laws.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromising of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions.

We are also subject to domestic laws associated with the collection, storage, use and protection of personal, confidential or sensitive data, including under several comprehensive U.S. state privacy laws, including the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA), in addition to other laws and regulations. These laws and regulations are continually evolving and additional laws may be enacted in the future. These evolving privacy, security, and data protection laws may require us to expend significant resources to implement additional data protection measures. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states in which we operate, and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. Our failure to comply with these laws and regulations, or to adequately secure the information we hold, could result in significant liability or reputational harm and may have a materially adverse effect on our financial condition and results of operations.

We rely upon cloud computing services to operate certain significant aspects of our business and any disruption could have an adverse effect on our financial condition and results of operations.

Our business depends upon cloud computing services provided by third-parties to provide a distributed computing infrastructure platform for certain of our business operations, including data processing, storage capabilities, and other services. Such third-party cloud computing services are vulnerable to damage or interruption from infrastructure changes, natural disasters, cybersecurity attacks, power outages, terrorist attacks, and other events or acts. In the future we could experience interruptions, delays and outages in service and availability from our third-party cloud computing providers from time to time due to a variety of factors, including, but not limited to, infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Because we cannot easily switch our cloud computing operations to other third-party providers without significant costs, any disruption of or interference with our use of third-party cloud computing service providers could have a materially negative impact on our business and the results of our operations.

The loss of key personnel, including talent, could disrupt the management or operations of our business and could have an adverse effect on our financial condition and results of operations.

Our business depends upon the continued efforts, abilities and expertise of our Executive Chairman, Chief Executive Officer and other key employees. We believe that the unique combination of skills and experience possessed by our Executive Chairman, Chief Executive Officer and executive officers would be difficult to replace, and that the loss of our executive officers could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. While we do not maintain a written succession plan with respect to the Executive Chairman or Chief Executive Officer, in accordance with our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee of the Board periodically reviews and reports to the Board regarding succession planning for all executive officers, including the Executive Chairman and Chief Executive Officer, and all directors.

We could be adversely affected by labor disputes, other union activity and related legislation.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements. Approximately 590 of our employees and freelance employees are represented by labor unions under collective bargaining agreements. If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time. Our stations also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts which could adversely affect our advertising revenues, results of operations and result in rebates to our Distributors for not meeting minimum event thresholds. The amounts paid under our sports licensing agreements could be negatively impacted by rising professional player salaries and collective bargaining agreements. Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

Unrelated third parties may bring claims against us based on the nature and content of information posted on our linear programming, social platforms, and websites maintained by us.

We host internet services that enable individuals to exchange information, generate content, comment on our content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users. Our defense of such actions could be costly and involve significant time and attention of our management and other resources.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control. This volatility affects our operating results and may reduce our ability to repay debt or reduce the market value of our securities.

We rely on sales of advertising time for a significant portion of our revenues and, as a result, our operating results depend on the amount of advertising revenue we generate. If we generate less advertising revenue, it may be more difficult for us to repay debt and meet our debt service obligations, and the value of our business may decline. Our ability to sell advertising time depends on:

•the levels of automotive and services advertising, which historically have represented a large portion of our advertising revenue;

•the levels of political advertising, which are significantly higher in even-number years and elevated further every four years related to the presidential election (as was the case in 2020), historically have represented a large portion of our advertising revenue; for the year ended December 31, 2023 (a non-political year), political advertising represented 4% of local media segment advertising revenue, and for the year ended December 31, 2022 (a political year), political advertising represented 22% of local media segment advertising revenue;

•the levels of political advertising and volume of ballot issues, which are affected by political beliefs, public opinion, campaign finance laws, and the ability of political candidates and political action committees to raise and spend funds which are subject to seasonal fluctuations;

•the health of the economy in the areas where our television stations are located and in the nation as a whole;

•the popularity of our programming and that of our competition;

•the effects of declining live/appointment viewership as reported through rating systems and local television efforts to adopt and receive credit for same day viewing plus viewing on-demand thereafter;

•the effects of new rating methodologies;

•changes in the makeup of the population in the areas where our stations are located;

•the financial health of our underlying advertisers' businesses and demand for their products;

•the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, Distributors, internet and broadband content providers and other print, outdoor, social media, and media outlets serving in the same markets;

•OTT, DTC and other emerging technologies and their potential impact on cord-cutting;

•the impact of Distributors and OTT distributors offering "skinny" programming or sports bundles that may not include all programming of television broadcast stations and/or cable channels, such as Tennis;

•changes in pricing and sellout levels;

•the financial health of our underlying customers' that we provide management services to;

•the effectiveness of our salespeople; and

•other factors that may be beyond our control.

There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition, or results of operations.

We internally originate and purchase programming in advance based on expectations about future revenues. Actual revenues may be lower than our expectations. If this happens, we could experience losses that may make our securities less valuable.

The production of internally originated programming requires a large up-front investment and the revenues derived from the airing of internally originated programming primarily depends upon its acceptance by the public, which is difficult to predict. The commercial success of original content also depends upon the quality and acceptance of other competing content released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment, general economic conditions and their effects on consumer spending, and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during a weak advertising market.

One of our stations' most significant costs is network and syndicated programming. We generally purchase syndicated programming content from others rather than producing such content ourselves, therefore, we have limited control over the costs of the programming. Often, we must purchase syndicated programming several years in advance and may have to commit to purchase more than one year's worth of programming. We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs. We also receive programming from networks with which we have network affiliation agreements. The popularity of networks can affect revenue earned on those channels. If a particular network or program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the cost. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues and are likewise exacerbated during a weak advertising market.

We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.

The networks produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees. The amount and quality of programming provided by each network varies. See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels as of December 31, 2023.

As network affiliation agreements come up for renewal, we (or licensees of the stations we provide programming and/or sales services to), may not be able to negotiate terms comparable to or more favorable than our current agreements. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues. Upon the termination of any of our network affiliation agreements, we would be required to establish a new network affiliation agreement for the affected station with another network or operate as an independent station.

We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations. Additionally, we cannot predict the future availability of network programming as broadcast networks continue to launch and expand their own DTC platforms. In addition, the impact of an increase in reverse network compensation payments, under which we compensate the network for programming pursuant to our affiliation agreements, may have a negative effect on our financial condition or results of operations. See Television Markets and Stations within Item 1. Business for a listing of current expirations of our affiliation agreements.

We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of FCC indecency, children's programming, sponsorship identification, closed captioning and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our FCC license renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent. Although both broadcast network and our on-air talent have generally been professional and careful about the information they communicate, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC. In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC. Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming. We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency. Also, the FCC has various rules governing children's television programming, including commercial matter limitations, closed captioning and sponsorship identification. We are subject to such rules regardless of whether the programming is produced by us or by third parties. Violation of the indecency, children's programming, closed captioning or sponsorship identification rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings. For example, as described under Litigation within FCC Litigation Matters under Note 13. Commitments and Contingencies within the Consolidated Financial Statements, on May 22, 2020, the FCC released an Order and Consent Decree pursuant to which we agreed to pay $48 million and implement a four year compliance plan to resolve various matters and on September 21, 2022 issued a Notice of Apparent Liability (NAL) alleging violations of the FCC’s limits on commercial matter in children’s television programming and proposing a forfeiture of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for other licensees covered by the NAL (including certain stations with whom the Company has an LMA, JSA, and/or SSA), for a total of $3.4 million. There can be no assurance that future incidents that may lead to significant fines or other penalties by the FCC can be avoided.

From time to time, we may be the subject of an investigation by governmental authorities. For example, as described more fully under The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets below, on January 4, 2019, the Company received three CIDs from the Antitrust Division of the DOJ relating to JSAs in certain DMAs. Although, on July 1, 2021, the Department of Justice Antitrust Division advised the Company that it had closed the JSA investigation with respect to the Company without action, there can be no assurance that in the future an investigation for a similar matter will not lead to an action or proceeding against us. In the event an action or proceeding is commenced, we may be subject to fines, penalties and changes in our business that could have a negative effect on our financial condition and results of operations.

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our local media segment, just as it does all other companies in the broadcasting industry. We must obtain the FCC's approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station, or transfer the control of one of our subsidiaries that hold a license. Our FCC licenses are critical to our local media segment operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all. If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including, but not limited to, technological changes in spectrum assigned to particular services) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties. (See Item 1. Business.)

The FCC's multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.

Television station ownership

As discussed in National Ownership Rule under Ownership Matters under Federal Regulation of Television Broadcasting within Item 1. Business, in December 2017, the FCC released a Notice of Proposed Rulemaking to examine the National Ownership Rule, including the UHF discount, which remains pending. Because we are near the 39% cap without application of the UHF discount, changes to the UHF discount or National Ownership Rule could limit our ability to acquire television stations in additional markets.

As discussed in Local Television Ownership Rule under Ownership Matters under Federal Regulation of Television Broadcasting within Item 1. Business, in December 2023, the FCC adopted the 2018 Ownership Order, extending the Top-Four Prohibition to prohibit, in certain circumstances, the placement of a second top-four rated programming affiliation on a multicast stream or low power television (LPTV) station and restricting the circumstances under which such existing top-four multicast streams or LPTV stations may be transferred or assigned in the future, which may affect the Company’s ability to acquire programming or to sell or acquire stations due to the need to divest grandfathered affiliations.

As discussed in Local Marketing and Outsourcing Agreements under Federal Regulation of Television Broadcasting within Item 1. Business certain of our stations have entered into outsourcing or joint sales agreements ("JSAs") pursuant to which we may sell more than 15% of advertising time on a separately owned television station in the same market. In August 2016, the FCC amended its ownership rules to provide for the attribution of such JSAs. The FCC subsequently adopted an Ownership Order on Reconsideration in 2017 and eliminated the JSA attribution rule. The Order on Reconsideration was appealed but ultimately upheld by the Supreme Court and became effective in June 2021. In December 2022, the FCC adopted the 2018 Quadrennial Ownership Order and declined to reconsider JSA attribution. The 2022 Quadrennial Regulatory Review proceeding remains pending. We have entered into JSAs whereby 34 stations provide various non-programming related services such as sales, operational and managerial services to or by other stations within the same markets. For additional information, refer to Television Markets and Stations within Item 1. Business. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into LMAs pursuant to which we may provide programming to and sell advertising on a separately owned television station serving the same market. The FCC attributes LMAs to the programmer if the programmer provides more than 15% of a station’s weekly broadcast programming; provided, that, LMAs entered into prior to November 5, 1996, including ours, are currently exempt from attribution. The FCC may review these exempted LMAs in the future and if it determines to terminate or modify the exempt period and make all LMAs fully attributable we will be required to terminate or modify our exempted LMAs unless the FCC's local ownership rules would permit us to own both stations. As of December 31, 2021, we provide services under exempted LMAs to eight television stations owned by third parties. See Note 14. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our LMAs which we consolidate as variable interest entities.

If we are required to terminate or modify our LMAs, JSAs and other outsourcing agreements, our business could be affected in the following ways:

•Loss of revenues. If the FCC requires us to modify or terminate existing arrangements, we would lose some or all of the revenues generated from those arrangements. We would lose revenue because we will have fewer demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.

•Increased costs. If the FCC requires us to modify or terminate existing arrangements, our cost structure would increase as we would potentially lose significant operating synergies and we may also need to add new employees. With termination of LMAs, we likely would incur increased programming costs because we will be competing with the separately owned station for syndicated programming.

•Losses on investments. As part of certain of our arrangements, we own the non-license assets used by the stations with which we have arrangements. If certain of these arrangements are no longer permitted, we would be forced to sell these assets, restructure our agreements or find another use for them. If this happens, the market for such assets may not be as good as when we purchased them and, therefore, we cannot be certain of a favorable return on our original investments.

•Termination penalties. If the FCC requires us to modify or terminate existing arrangements before the terms of the arrangements expire, or under certain circumstances, we elect not to extend the terms of the arrangements, we may be forced to pay termination penalties under the terms of certain of our arrangements. Any such termination penalties could be material.

•Alternative arrangements. If the FCC requires us to terminate the existing arrangements, we may enter into one or more alternative arrangements. Any such arrangements may be on terms that are less beneficial to us than the existing arrangements.

See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 13. Commitments and Contingencies within the Consolidated Financial Statements.

Failure of owner / licensee to exercise control

The FCC requires the owner / licensee of a station to maintain independent control over the programming and operations of the station. As a result, the owners / licensees of those stations with which we have outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances. The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased under our LMAs and therefore, uncertainty about the advertising revenue that we will receive from such programming. In addition, if the FCC determines that the owner / licensee is not exercising sufficient control, it may penalize the owner licensee by a fine, revocation of the license for the station or a denial of the renewal of that license. Any one of these scenarios, especially the revocation of or denial of renewal of a license, might result in a reduction of our cash flow or margins and an increase in our operating costs. In addition, penalties might also affect our qualifications to hold FCC licenses, putting our own licenses at risk.

The pendency and indeterminacy of the outcome of these ownership rules and the CIDs, which may limit our ability to provide services to additional or existing stations pursuant to licenses, LMAs, outsourcing agreements or otherwise, expose us to a certain amount of volatility, particularly if the outcomes are adverse to us. Further, resolution of these ownership rules and the CIDs has been and will likely continue to be a cost burden and a distraction to our management and the continued absence of a resolution may have a negative effect on our business.

We have invested and will continue to invest in new technology initiatives which may not result in usable technology or intellectual property.

We have heavily invested in the development of the NextGen TV platforms as discussed in Development of Next Generation Wireless Platform under Operating Strategy within Item 1. Business. We do not know whether the outcome of our research and development will result in technology that will be usable on our distribution platform or available to license to third parties. Any failure to develop this technology could result in the loss of our investment. Our costs incurred related to the development of the NextGen TV platform is recorded within non-media expenses within our consolidated statements of operations. Additionally, we have developed, on our own and through joint ventures, several NextGen TV related patents that we will attempt to monetize directly, through third-party agents, or through a patent pool designed to consolidate similar patents owned by independent licensors for licensing to equipment manufacturers. We do not know whether our attempts at monetization will result in licensing arrangements that will be accepted by such equipment manufacturers or result in any royalty payments for our intellectual property rights.

We have also invested in, and will continue to invest in, the development of other technologies and products. Product development is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our technologies and products. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, substantially increase the costs of development and negatively affect our results of operations.

We have limited experience in operating or investing in non-broadcast related businesses.

We have invested in, and will continue to invest in, businesses that have a limited connection with our core business, including non-broadcast related businesses and international businesses. Our executive officers and employees have limited experience in the management of non-broadcast businesses. Our management team may not successfully or effectively manage or operate our non-broadcast businesses and an increasing amount of their time may be devoted to these activities which would result in less time being devoted to the management and growth of our core business. Our management team has goals to grow these non-broadcast related businesses through continued investment which may require us to receive external financing, as well as incur costs related to the acquisition of personnel with the appropriate level of knowledge, experience, and training to operate these non-core businesses to achieve these goals. These efforts may not be successful and may have a negative effect on our financial condition and our results of operations.

Our operations and business have in the past been, and could in the future be, materially adversely impacted by a pandemic or other health emergency.

Pandemics, such as the COVID-19 pandemic, and public health emergencies have affected and may, in the future, adversely affect our businesses. We experienced adverse business impacts relating to advertising sales, the suspension of content production, delays in the creation and availability of our programming, and other negative effects on our business due to the COVID-19 pandemic. Additionally, if portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connections with a pandemic or other public health emergency, there may be significant adverse effects on our business. In addition to the risks described above, a pandemic or other public health emergency may heighten other risks described in this section.

Environmental, social and governance laws and regulations, including compliance thereof, may adversely impact our business.

State and federal regulators, investors, consumers and other stakeholders are increasingly focused on environmental, social, and governance ("ESG") considerations. For example, Nasdaq, the exchange where our stock is listed, has implemented board diversity disclosure requirements, the SEC has adopted regulations requiring disclosure related to our management of human capital resources, and the SEC has proposed rules to enhance and standardize climate-related disclosures. These increased disclosure obligations have required and may continue to require us to implement new practices and reporting processes, and have created, and will continue to create, additional compliance risk. These increased disclosure obligations could also cause us to incur increased costs to track, measure and report on the results of these practices and could impact our operating results negatively. Moreover, our ESG programs may not achieve their intended outcomes. If we are unable to meet our ESG goals or the expectations of stakeholders or if we are perceived by consumers, stockholders, employees, or the public to have inadequately responded to the growing concern for ESG issues, our reputation and results of operations may be negatively impacted. Providers of debt and equity financing may also consider our ESG performance and external ESG ratings (for which we have a limited ability to influence) in their decisions involving us, which could negatively impact our financial condition and results of operations.

The effects of the economic environment could require us to record an asset impairment of goodwill, indefinite-lived and definite-lived intangible assets or our investments.

We are required to evaluate our goodwill, indefinite-lived and definite-lived intangible assets for impairment. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. During the year ended December 31, 2023, we did not identify any indicators that our definite-lived intangible assets may not be recoverable or that our goodwill or indefinite-lived assets were impaired. However, future losses of Distributors, continued elevated level of subscriber erosion, and any other factors that cause a deterioration in our financial results could result in future impairments charges. For additional information regarding impairments to our goodwill and intangible assets, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements.

We are subject to risks related to our use of Generative Artificial Intelligence (GAI), a new and emerging technology, which is in the early stages of commercial use.

We continually evaluate the use of GAI in our business processes. In recent years, the use of GAI has come under increased scrutiny. This technology, which is a new and emerging technology in early stages of commercial use, presents a number of risks inherent in its use, including ethical considerations, public perception and reputation concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and reliability and accuracy of the information produced, all of which could have a material adverse effect on our business, results of operations and financial position. Further, new laws, guidance and decisions in this area may limit our ability to use GAI or decrease its usefulness. As a result, we cannot predict future developments in GAI and related impacts to our business and our industry. If we are unable to successfully adapt to new developments related to, and risks and challenges associated with GAI, our business, results of operations and financial position could be negatively impacted.

RISKS RELATING TO OUR CONCENTRATED VOTING STOCK OWNERSHIP

The Smiths exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.

As of December 31, 2023, David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith (collectively, the "Smiths") hold shares representing approximately 82.6% of our common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of our stockholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions. The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share. Our Class A Common Stock has only one vote per share. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as transfers effected for estate planning purposes. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. In addition, the Smiths hold four of the Board's seats and, therefore, have the power to exert significant influence over our corporate management and policies. The Smiths have entered into a stockholders' agreement pursuant to which they have agreed to vote for each other as candidates for election to the Board until December 31, 2025.

Although in the past the Smiths have recused themselves from related person transactions, circumstances may occur in which the interests of the Smiths, as the controlling security holders, could be in conflict with the interests of other security holders and the Smiths would have the ability to cause us to take actions in their interest. In addition, the Smiths could pursue acquisitions, divestitures, or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other security holders. Further, the concentration of ownership the Smiths possess may have the effect of discouraging, delaying, or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2024 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which in turn (i) could, as discussed under A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans within Item 1A. Risk Factors, under certain circumstances require us to offer to buy back some or all of our outstanding STG 5.125% unsecured notes due 2027, the STG 5.500% unsecured notes due 2030, and the STG 4.125% secured notes due 2030 (the STG notes are collectively referred to as the "STG Notes") and could result in an event of default under our credit agreement ("Bank Credit Agreement") and (ii) give Cunningham Broadcasting Corporation ("Cunningham") the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a "change in control." Any such termination of LMAs could have an adverse effect on our results of operations. The FCC's multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets. See the risk factor below regarding the FCC's multiple ownership rules.

RISKS RELATING TO OUR DEBT

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $4,175 million at December 31, 2023, compared to the book value of shareholders' equity of $221 million on the same date.

Our high level of debt poses risks, including the following risks, particularly in periods of declining revenues:

•we may be unable to service our debt obligations, especially during negative economic, financial credit and market industry conditions;

•we may require a significant portion of our cash flow to pay principal and interest on our outstanding debt, especially during negative economic and market industry conditions;

•the amount available for joint ventures, working capital, capital expenditures, dividends and other general corporate purposes may be limited because a significant portion of cash flow is used to pay principal and interest on outstanding debt;

•if our distribution and advertising revenues decline, we may not be able to service our debt;

•our lenders may not be as willing to lend additional amounts to us for future joint ventures, working capital needs, additional acquisitions or other purposes;

•our lenders may not be willing to refinance both our fixed and variable rate debt instruments as they come due or the rates the debt is refinanced at are not equal to or lower than the maturing rates;

•rating agencies may downgrade our corporate family rating and/or debt ratings which could impair our ability to raise funds, refinance debt, or incur a higher financing cost;

•the cost to borrow from lenders may increase or market rates may increase;

•our ability to access the capital markets may be limited, and we may be unable to issue securities with pricing or other terms that we find attractive, if at all;

•if our cash flow were inadequate to make interest and principal payments, we might have to restructure or refinance our debt or sell an equity interest in one or more of our broadcast stations to reduce debt service obligations;

•our interest rate hedges incurring losses and causing us to make additional interest payments;

•we may be limited in our flexibility in planning for and reacting to changes in the industry in which we compete; and

•we may be more vulnerable to adverse economic and industry conditions than less leveraged competitors and thus, less able to withstand competitive pressures.

Any of these events could reduce our ability to generate cash available for debt service, investment, repay, restructure or refinance our debt, seek additional debt or equity capital, make capital improvements or to respond to events that would enhance profitability.

We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of equity interests in our equity investments, other material assets or operations, seek additional debt or equity capital or restructure or refinance our debt. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Bank Credit Agreement, and each of the indentures that govern the STG Notes restrict our ability to dispose of assets and use the proceeds from such dispositions and restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, the lenders under the Bank Credit Agreement could terminate their commitments to loan us money, the lenders could foreclose against the assets securing their obligations and we and/or STG could be forced into bankruptcy or liquidation.

Despite our current level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although the terms of the debt instruments to which we are subject contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and the additional debt incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on the obligations under the Bank Credit Agreement or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2023, approximately $2,676 million principal amount of our debt relates to the Bank Credit Agreement and is subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate debt would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our debt, would correspondingly decrease. While we may in the future enter into interest rate hedging agreements with respect to our borrowings under certain credit agreements, such agreements are not expected to fully mitigate against interest rate risk.

In addition, our Bank Credit Agreement references the Secured Overnight Financing Rate ("SOFR") as the primary benchmark rate for our variable rate indebtedness. SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict.

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results.

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk associated with our indebtedness. To manage variable interest rate risk, we entered into an interest rate swap agreement in February 2023, which will effectively convert a portion of our variable rate indebtedness into a fixed rate loan. The associated impact on our operating results is directly related to changes in prevailing interest rates. Consequently, these swaps may introduce additional volatility into our operating results by either increasing or decreasing interest costs depending upon the position of the swap.

Commitments we have made to our lenders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.

Our financing agreements prevent us from taking certain actions and require us to meet certain tests. These restrictions and tests may require us to conduct our business in ways that make it more difficult to repay unsecured debt or decrease the value of our securities and business. These restrictions and tests include the following:

•restrictions on the incurrence, assumption or guaranteeing of additional debt, or the issuance of disqualified stock or preferred stock;

•restrictions on the payment of dividends, other distributions or repurchases of equity;

•restrictions on certain investments and other restricted payments;

•restrictions on transactions with affiliates;

•restrictions on the creation, incurrence, assumption, or suffering the existence of liens;

•restrictions on the sale and disposition of certain assets to third parties;

•restrictions on the issuance of guarantees of and pledges for indebtedness;

•restrictions on consolidation, merger or sale of all or substantially all of our assets;

•restrictions on the ability of certain subsidiaries to limit their ability to pay dividends and make other payments to the Issuers or the guarantors;

•restrictions on the ability to designate restricted subsidiaries as unrestricted subsidiaries and on transfers of assets to unrestricted subsidiaries and other non-guarantor subsidiaries; and

•restrictions or costs to repay or refinance existing debt;

Future financing arrangements may contain additional restrictions, tests, and restrictive covenants that may limit our ability to pursue certain opportunities, limit our ability to raise additional debt or equity financing to operate during general economic or business downturns, and prevent us from taking action that could increase the value of our securities or require actions that decrease the value of our securities.

In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy weakens and reduces our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happens, we could be forced to sell equity interests in our equity investments, TV stations or other assets or take other actions that could significantly reduce our value and we may not have sufficient assets or funds to pay our debt obligations.

A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt, and loss of assets securing our loans.

Certain of our debt agreements will contain cross-default provisions with other debt, which means that a default under certain of our debt instruments may cause a default under such other debt.

If we breach certain of our debt covenants, we will be unable to utilize the full borrowing capacity under our debt arrangements and our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately take possession of the property securing such debt. In addition, because certain of our debt agreements contain cross-default and cross-acceleration provisions with other debt, if any other debtholder of STG were to declare its loan due and payable as a result of a default, the holders of the respective debt of STG ("Bank Credit Agreement" and "STG Notes"), might be able to require us to pay those debts immediately.

As a result, any default under debt covenants could have a material adverse effect on our financial condition and our ability to meet our obligations.

GENERAL RISK FACTORS

Diamond Sports Group's bankruptcy proceedings, which include litigation against SBG, STG and other subsidiaries of Sinclair as well as certain directors and officers of Sinclair, could have a material adverse effect on Sinclair and SBG's financial condition and results of operations.

On March 14, 2023, DSG, Sinclair and SBG's independently managed and unconsolidated subsidiary, filed for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. On July 19, 2023, as part of the ongoing bankruptcy proceedings, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG, David D. Smith, Sinclair's Executive Chairman, Christopher S. Ripley, Sinclair's President and Chief Executive Officer, Lucy A. Rutishauser, Sinclair's Executive Vice President & Chief Financial Officer, and Scott Shapiro, Sinclair's Executive Vice President, Corporate Development and Strategy, as defendants.

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

On January 17, 2024 Sinclair announced that it has agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the complaint, which settlement includes an amendment to the management services agreement between STG and DSG. The settlement terms include, among other things, DSG’s dismissal with prejudice of the complaint against Sinclair, its subsidiaries and all other defendants, along with the full and final satisfaction and release of all claims in that complaint against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. The cash payment will be funded by cash on hand at Ventures, STG and/or a loan backed by Ventures. Under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. The settlement is subject to definitive documentation, including finalization of certain transition terms, and court approval. A motion for approval of the settlement was filed with the court on January 23, 2024. On February 26, 2024, the court indicated it would approve the settlement, subject to Sinclair and DSG completing definitive documentation. Sinclair has entered into the settlement, without admitting any fault or wrongdoing. If the settlement does not receive final court approval, Sinclair remains committed to vigorously defending against the claims asserted in the litigation.

The cash payment in the settlement will have an adverse affect on Sinclair and SBG's financial and results of operations. In addition, if the court does not ultimately approve the settlement, Sinclair will incur additional legal fees and expenses and the eventual outcome of the litigation could result in the payment of monetary damages in excess of the settlement amount, which could materially and adversely affect Sinclair and SBG's financial and results of operations The ultimate court-approved structure and organization of DSG post-bankruptcy could also result in adverse tax consequences to Sinclair and SBG. These potential consequences could materially and adversely affect Sinclair and SBG's financial condition and results of operations.

Financial and economic conditions, including inflation, may have an adverse impact on our industry, business, and results of operations or financial condition.

Financial, economic and geopolitical conditions are by their nature unpredictable and the deterioration or worsening of those conditions could have an adverse effect on the fundamentals of our business, results of operations, and/or financial condition. Poor economic and industry conditions, including inflation, could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry and service businesses, each of which is a significant source of our advertising revenue. Additionally, financial institutions, capital providers, or other consumers may be adversely affected. Potential consequences of any financial and economic decline include:

•the financial condition of those companies that advertise on our stations and digital platforms, including, among others, the automobile manufacturers and dealers, may be adversely affected and could result in a significant decline in our advertising revenue;

•geopolitical conditions, including the war in Ukraine, conflicts in the Middle East and international trade sanctions, could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact the operations of us, our customers', our vendors' and our Distributors';

•our ability to pursue the divestiture of certain assets at attractive values may be limited;

•the possibility that our business partners, such as counterparties to our outsourcing and news share arrangements, could be negatively impacted and our ability to maintain these business relationships could also be impaired;

•our ability to refinance our existing debt on terms and at interest rates we find attractive, if at all, may be impaired;

•our ability to make certain capital expenditures may be significantly impaired;

•our ability to pursue the acquisition of attractive assets may be limited if we are unable to obtain any necessary additional capital on favorable terms, if at all;

•content providers may cut back on the amount of content we can acquire to program stations; and

•the possibility of our distribution customers losing subscribers, thereby impacting our distribution revenues.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.                   CYBERSECURITY

Sinclair maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and disclosure committee. The program addresses the corporate information technology environment, third-party service providers and customer-facing products and applications.

The Company’s Chief Information Security Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board, the audit committee and disclosure committee. Our Chief Information Security Officer has over a decade of experience leading cybersecurity oversight, and others on our IT security team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. At the management level, our IT security team identifies risks by regularly monitoring alerts, meeting to discuss threat levels, trends, and remediation and immediately informs the Chief Information Security Officer, whom leads the IT security team, upon the occurrence of any material event. The processes used to assess the risk level include preparing a monthly cyber scorecard, regularly collecting data on cybersecurity threats and risk areas and conducting an annual risk assessment. To assure risks are reduced and maintained, we conduct periodic external penetration tests, red team testing, and maturity testing to assess our processes and procedures and the threat landscape. We regularly test defenses by performing simulations and drills at both a technical level (including penetration tests) and by reviewing our operational policies and procedures with third-party experts. We view cybersecurity as a shared responsibility throughout the Company, and we periodically perform simulations and tabletop exercises at technical and management levels and incorporate external resources and advisors as needed. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity online training. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training. We utilize our Internal Audit team to assess the design and operating effectiveness of our internal controls, including those that relate to our IT security environment. Further, we maintain various cyber insurance policies and believe we are adequately covered in the event we experience a cybersecurity breach.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls ("SOC") 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third-party providers is part of our overall cybersecurity risk management framework.

The Board oversees Sinclair’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The Company's Chief Information Security Officer briefs the Board on the effectiveness of Sinclair’s cyber risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by the Board, at least annually, as part of the Company’s corporate risk management process.

We face a number of cybersecurity risks in connection with our business. We have in the past experienced threats to and breaches of our data and systems, including ransomware, malware and computer virus attacks, including a ransomware attack in October 2021 which had a material adverse impact on our business strategy, results of operations or financial condition to date. For more information about the cybersecurity risks we face and have experienced, see the risk factor entitled “We have experienced a cyber security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations” within Item 1A- Risk Factors.

ITEM 2.                                    PROPERTIES

We own and lease facilities consisting of offices, studios, sales offices, and tower and transmitter sites throughout the U.S.  Our owned and leased transmitter and tower sites are located in areas to provide maximum signal coverage to our stations' markets. We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations. We believe that no one property represents a material amount of the total properties owned or leased.

ITEM 3.                                    LEGAL PROCEEDINGS

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.

See Litigation under Note 13. Commitments and Contingencies within the Sinclair's Consolidated Financial Statements and Litigation under Note 12. Commitments and Contingencies within SBG's Consolidated Financial Statements for discussion related to certain pending lawsuits.

ITEM 4.                                    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                                    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SINCLAIR, INC.

Sinclair's Class A Common Stock is listed for trading on the NASDAQ stock market under the symbol "SBGI". Sinclair's Class B Common Stock is not traded on a public trading market or quotation system.

As of February 26, 2024, there are approximately 36 shareholders of record of Sinclair's Class A Common Stock. Many of Sinclair's shares of Class A Common Stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We intend to pay regular quarterly dividends to our stockholders, although all future dividends on our Common Stock, if any, will be at the discretion of the Board and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board may deem relevant.

In February 2024, Sinclair declared a quarterly cash dividend of $0.25 per share.

See Note 3. Stock-Based Compensation Plans within Sinclair's Consolidated Financial Statements for discussion of our stock-based compensation plans.

Comparative Stock Performance

The graph below matches Sinclair, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Sinclair, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Company/Index/Market	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Sinclair, Inc.	100.00	129.03	127.86	108.95	66.79	60.25
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
NASDAQ Telecommunications Index	100.00	118.74	130.71	133.51	97.62	108.00

Stock Repurchases

For the quarter ended December 31, 2023: None

SINCLAIR BROADCAST GROUP, LLC

Not applicable.

ITEM 6.            [RESERVED]

ITEM 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled "Forward-Looking Statements." Certain risks may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors.

Overview

 The following Management’s Discussion and Analysis provides qualitative and quantitative information about Sinclair's and SBG's financial performance and condition which should be read in conjunction with the other sections in this annual report, including Item 1. Business and the Consolidated Financial Statements, including the accompanying notes to those statements. This discussion consists of the following sections:

Executive Overview — a description of our business, summary of significant events, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the Consolidated Financial Statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of Sinclair's and SBG's revenues by category and by network affiliation, a summary of other operating data, and an analysis of Sinclair's and SBG's revenues and expenses for 2023, 2022, and 2021, including a comparison between 2023 and 2022 and between 2022 and 2021; and

Liquidity and Capital Resources — a discussion of Sinclair's and SBG's primary sources of liquidity and contractual cash obligations and an analysis of Sinclair's and SBG's cash flows from or used in operating activities, investing activities, and financing activities.

EXECUTIVE OVERVIEW

We are a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platform, and, prior to the Deconsolidation, regional sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks, and, prior to the Deconsolidation, college and professional sports. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage and/or operate technical and software services companies, research and development for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2023, Sinclair had two reportable segments, local media and tennis, and SBG had one reportable segment, local media. Prior to the Deconsolidation, Sinclair and SBG had one additional reportable segment, local sports. Sinclair and SBG's local media segment is comprised of our television stations, which are owned and/or operated by Sinclair and SBG's wholly-owned subsidiary, Sinclair Television Group, Inc. ("STG") and its direct and indirect subsidiaries, original networks and content. Sinclair's tennis segment primarily consists of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows. Sinclair and SBG's local sports segment was comprised of our regional sports networks, which are owned and operated by our subsidiary, Diamond Sports Group, LLC ("DSG"). Sinclair also earns revenues from non-broadcast digital and internet services, technical services, and non-media investments, included within "other". Other and corporate are not reportable segments for either Sinclair or SBG.

STG, for which certain assets and results of operations are included in the local media segment and which is one of Sinclair's and SBG's wholly owned subsidiaries, is the primary obligor under the Bank Credit Agreement and the STG Notes. SBG and substantially all of STG’s subsidiaries are guarantors under the STG debt instruments. Sinclair's Class A Common Stock and Class B Common Stock remain securities of Sinclair and not obligations or securities of STG.

For more information about our business, reportable segments, and our operating strategy, see Item 1. Business in this Annual Report on Form 10-K.

Summary of Significant Events

Content and Distribution
•In February 2023, SBG announced that its free, over-the-air multicast networks Comet, CHARGE!, and TBD will add 2.4 million households through upgraded local broadcast affiliates and linear carriage.
•In March 2023, SBG entered into an agreement with fuboTV for carriage of SBG's CBS stations.
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
•In September 2023, DIRECTV, LLC extended its distribution agreement with Sinclair.
•In September 2023, Tennis Channel and the Carvana Professional Pickleball Association (PPA Tour) announced a commercial joint venture to further grow pickleball in the United States and worldwide. The partnership will see the vast majority of PPA Tour matches appear live on Tennis Channel platforms, integrated advertising-sales efforts for media and tournaments, and the recent launch of a 24-hour pickleball channel. Tennis Channel will produce all events for the PPA Tour.
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
•In October 2023, SBG and Paramount reached comprehensive, multi-year affiliation agreements across all 21 CBS network affiliations for SBG stations, including six top-50 market affiliates, KUTV in Salt Lake City, UT, KEYE in Austin, TX, WKRC in Cincinnati, OH, WPEC in West Palm Beach, FL, WWMT in Grand Rapids, MI and WHP in Harrisburg, PA. Additionally, Paramount reached an agreement to renew the affiliations of WTVH in Syracuse, NY and WGFL in Gainesville, FL, stations to which SBG provides services.
•In January 2024, Sinclair announced a comprehensive multi-year distribution agreement with Verizon for carriage on FiOS TV, covering Tennis Channel and SBG's local television stations in 10 markets.
•In January 2024, SBG and FOX Corporation reached an agreement for a multi-year renewal of all FOX affiliations in SBG markets, including where SBG provides sales and other services under JSAs or MSAs.
•In January 2024, Sinclair renewed its distribution agreement with the National Content & Technology Cooperative ("NCTC") that allows NCTC's member companies to opt into a multi-year retransmission consent agreement for SBG's owned and operated stations and includes an agreement for Tennis Channel.

Environmental, Social, and Governance
•For the year ended December 31, 2023, our newsrooms won a total of 276 journalism awards, including 24 Regional and one National RTDNA Edward R. Murrow awards and 67 regional Emmy awards.
•In March 2023, SBG announced a multi-year, national agreement with USC Shoah Foundation—The Institute for Visual History and Education to assist with the recording of interviews with genocide survivors as part of the Institute’s Last Chance Testimony Collection Initiative.
•In April 2023, SBG announced that Project Baltimore, the special investigative reporting unit of WBFF/Fox 45 News, was honored by Investigative Reporters and Editors for its reporting on Baltimore's public school system.
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
•In July 2023, Sinclair announced a partnership with the National Diaper Bank Network to launch Sinclair Cares: Summer Diaper Drive, a nationwide campaign to create awareness, provide assistance, and build a community to reduce diaper need in the United States.
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
•In October 2023, Sinclair updated its Code of Business Conduct and Ethics.

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

•In 2023, Sinclair, in coordination with other broadcasters, and led by BitPath, Sinclair's joint venture with another broadcaster, have deployed NextGen TV, powered by ATSC 3.0, in the 6 additional markets below. This brings the total number of our markets in which NextGen TV has been deployed to 43:

Month	Market	Number of Stations	Company Stations
March 2023	Rochester, NY	4	WHAM-TV(a) (ABC), WUHF (FOX)
March 2023	Des Moines, IA	4	KDSM-TV (FOX)
June 2023	South Bend, IN	5	WSBT-TV (CBS and FOX)
July 2023	Reno, NV	5	KRXI-TV (FOX), KRNV-DT(a) (NBC), KNSN-TV(b) (MyNet)
August 2023	Minneapolis, MN	5	WUCW-TV (CW)
December 2023	El Paso, TX	5	KDBC-TV (CBS), KFOX-TV (FOX)

(a)The license and programming assets for these stations are currently owned by a third party. SBG provides certain non-programming related sales, operational, and administrative services to these stations pursuant to a service agreement, such as a JSA and SSA.
(b)The license assets for these stations are currently owned by a third party. SBG provides programming, sales, operational, and administrative services to these stations pursuant to certain service agreements, such as LMAs.

Financing, Capital Allocation, and Shareholder Returns
•In February 2023, Sinclair purchased the remaining 175,000 units of the redeemable subsidiary preferred equity for an aggregate purchase price of $190 million, representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase.
•For the year ended December 31, 2023, STG purchased an aggregate $64 million of principal across multiple tranches of debt in the open market for $49 million. In January 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million.
•For the year ended December 31, 2023, Sinclair repurchased approximately 8.8 million shares of Class A Common Stock for $153 million. All shares were repurchased under an SEC Rule 10b5-1 plan.
•For the year ended December 31, 2023, Sinclair paid dividends of $1.00 per share. In February 2024, Sinclair declared a quarterly cash dividend of $0.25 per share.

Other Events
•In January 2024, Sinclair announced that it has agreed, subject to Sinclair and DSG completing definitive documentation, to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023. The settlement terms include Sinclair’s cash payment to DSG of $495 million. The cash payment will be funded by cash on hand at Ventures, STG and/or a loan backed by Ventures. Under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward.

Industry Trends

•During the last few years, the number of subscribers to Distributor services in the United States has been declining, as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where, and how they consume news, sports, and other entertainment, including through the so-called "cutting the cord" and other consumption strategies.
•The Distributor industry has continued to undergo significant consolidation, which gives top Distributors purchasing power.
•vMVPDs have continued to gain increasing importance and have quickly become a critical segment of the market. These vMVPDs offer a limited number of networks at a lower price point as compared to the traditional cable offering.
•Political spending is significantly higher in the even-numbered years due to the cyclicality of political elections. In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election.
•The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts. The FCC "must-carry" rules only apply to a station's primary digital stream.
•Seasonal advertising increases within our local media segment occur in the second and fourth quarters due to the anticipation of certain seasonal and holiday spending by consumers.
•Broadcasters have found ways to increase returns on their news programming initiatives while continuing to maintain locally produced content through the use of news sharing arrangements.
•'Big Tech' has begun offering OTT platforms.
•Broadcast networks have begun launching and expanding their own DTC platforms.
•Advertising revenue on digital platforms continues to grow.
•Advertising revenue related to the Summer Olympics occurs in even numbered years, with the exception of 2020 which was postponed due to COVID-19 and took place in Summer 2021. Advertising revenue related to the Winter Olympics also occurs in even numbered years but are two years apart from the Summer Olympics. The Super Bowl is aired on a different network each year. All of these popularly viewed events can have an impact on our advertising revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, program contract costs, income taxes and variable interest entities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

We consider the following accounting policies to be the most critical as they are important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. For a detailed discussion of the application of these and other accounting policies, see Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair's Consolidated Financial Statements and SBG's Consolidated Financial Statements.

Revenue Recognition. As discussed in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair's Consolidated Financial Statements and SBG's Consolidated Financial Statements, we generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television, digital platforms, and, prior to the Deconsolidation, the RSNs. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is realized is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

We generate distribution revenue through fees received from Distributors and other OTT providers for the right to distribute our broadcast channels and cable networks on their distribution platforms. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. As of December 31, 2023, Sinclair's consolidated balance sheet included $2,082 million and $150 million of goodwill and indefinite-lived intangible assets, respectively, and SBG's consolidated balance sheet included $2,016 million and $123 million of goodwill and indefinite-lived intangible assets, respectively. We evaluate long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of our asset groups may not be recoverable.

In the performance of our annual goodwill and indefinite-lived intangible asset impairment assessments we have the option to qualitatively assess whether it is more likely-than-not that the respective asset has been impaired. If we conclude that it is more-likely-than-not that a reporting unit or an indefinite-lived intangible asset is impaired, we apply the quantitative assessment, which involves comparing the estimated fair value of the reporting unit or indefinite-lived intangible asset to its respective carrying value. See Impairment of Goodwill, Intangibles and Other Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within each of Sinclair's Consolidated Financial Statements and SBG's Consolidated Financial Statements for further discussion of the significant judgments and estimates inherent in both qualitatively assessing whether impairment may exist and estimating the fair values of the reporting units and indefinite-lived intangible assets if a quantitative assessment is deemed necessary.

We are required to analyze our long-lived assets, including definite-lived intangible assets, for impairment. We evaluate our definite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In the event we identify indicators that these assets are not recoverable, we evaluate the recoverability of definite-lived intangible assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. We estimate fair value using an income approach involving the performance of a discounted cash flow analysis.

We believe we have made reasonable estimates and utilized appropriate assumptions in the performance of our impairment assessments. If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, and significant increases in discount rates, among other factors, we could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

Program Contract Costs.  As discussed in Broadcast Television Programming under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair's Consolidated Financial Statements and SBG's Consolidated Financial Statements, we record an asset and corresponding liability for programming rights when the program is available for its first showing or telecast. These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in our consolidated balance sheets at the lower of unamortized cost or fair value, management estimates future advertising revenue to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation. If our estimates of future advertising revenues decline, amortization expense could be accelerated or fair value adjustments may be required.

Fair Value Measurements of Investments in Bally's Securities. As discussed in Note 6. Other Assets and Note 18. Fair Value Measurements within Sinclair's Consolidated Financial Statements, we entered into a commercial agreement with Bally’s Corporation on November 18, 2020. As part of this arrangement, we received warrants and options to acquire common equity in the business. These financial instruments are measured each period at fair value. The fair value of the options are derived utilizing a Black Scholes valuation model which utilizes a number of inputs which most significantly includes the trading price of the underlying common stock and the exercise price of the options. The fair value of the warrants are primarily derived from the trading price of the underlying common stock and the exercise price of the warrants. The determination of the fair value of these financial instruments requires the Company to exercise judgment.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair's Consolidated Financial Statements and SBG's Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2023 and 2022, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions, and we record a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided. See Note 12. Income Taxes within Sinclair's Consolidated Financial Statements and Note 11. Income Taxes within SBG's Consolidated Financial Statements, for further discussion of accrued unrecognized tax benefits.

Variable Interest Entities ("VIEs").  As discussed in Note 14. Variable Interest Entities within Sinclair's Consolidated Financial Statements and Note 13. Variable Interest Entities within SBG's Consolidated Financial Statements, we have determined that certain third-party licensees of stations for which we perform services pursuant to arrangements, including LMAs, JSAs, and SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.

Transactions with Related Parties. We have determined that we conduct certain business-related transactions with related persons or entities. See Note 15. Related Person Transactions within Sinclair's Consolidated Financial Statements and Note 14. Related Person Transactions within SBG's Consolidated Financial Statements for discussion of these transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair's Consolidated Financial Statements and SBG's Consolidated Financial Statements for a discussion of recent accounting policies and their impact on Sinclair's and SBG's financial statements.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, or December 31, respectively, for the year being discussed. As of December 31, 2023, we had two reportable segments for accounting purposes, local media and tennis. Prior to the Deconsolidation, we had one additional reportable segment for accounting purposes, local sports.

Seasonality / Cyclicality

The operating results of our local media segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarters' operating results are usually higher than the first and third quarters' operating results because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our tennis segment are usually subject to cyclical fluctuations due to the amount and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters' because of the amount and significance of tournaments that are played during those periods.

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2023, 2022, and 2021 (in millions).

	Years Ended December 31,
	2023	2022	2021
Media revenues	$3,106	$3,894	$6,083
Non-media revenues	28	34	51
Total revenues	3,134	3,928	6,134
Media programming and production expenses	1,611	1,942	4,291
Media selling, general and administrative expenses	747	812	908
Depreciation and amortization expenses	271	321	591
Amortization of program contract costs	80	90	93
Non-media expenses	49	44	57
Corporate general and administrative expenses	694	160	170
Loss (gain) on deconsolidation of subsidiary	10	(3,357)	—
Loss (gain) on asset dispositions and other, net of impairment	3	(64)	(71)
Operating (loss) income	$(331)	$3,980	$95
Net (loss) income attributable to Sinclair	$(291)	$2,652	$(414)

A discussion regarding our financial results and operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below.

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the years ended December 31, 2023, 2022, and 2021 (in millions):

				Percent Change Increase / (Decrease)
	2023	2022	2021	‘23 vs.‘22	‘22 vs.‘21
Revenue:
Distribution revenue	$1,491	$1,531	$1,476	(3)%	4%
Advertising revenue	1,236	1,518	1,230	(19)%	23%
Other media revenue (a)	139	144	181	(3)%	(20)%
Media revenues (b)	$2,866	$3,193	$2,887	(10)%	11%

Operating Expenses:
Media programming and production expenses	$1,488	$1,450	$1,389	3%	4%
Media selling, general and administrative expenses (c)	694	704	644	(1)%	9%
Depreciation and amortization expenses	243	243	248	—%	(2)%
Amortization of program contract costs	80	90	93	(11)%	(3)%
Corporate general and administrative expenses	134	117	148	15%	(21)%
Non-media expenses	14	15	—	(7)%	n/m
Gain on asset dispositions and other, net of impairment	(14)	(17)	(23)	(18)%	(26)%
Operating income	$227	$591	$388	(62)%	52%
Interest expense including amortization of debt discount and deferred financing costs	$305	$226	$183	35%	23%
Gain (loss) on extinguishment of debt	$15	$3	$(7)	n/m	n/m

n/m - not meaningful
(a)Includes $26 million and $111 million for the years ended December 31, 2022 and 2021, respectively, of intercompany revenue related to certain services provided by the local media segment to other and the local sports segment, prior to the Deconsolidation, under management services agreements, which was eliminated in consolidation, and $52 million and $39 million of revenue for the years ended December 31, 2023 and 2022, respectively, for services provided by the local media segment under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Includes $6 million and $4 million for the years ended December 31, 2023 and 2022, respectively, of intercompany revenue related to certain advertising services provided by the local media segment to the tennis segment, which is eliminated in consolidation.
(c)Includes $8 million, $12 million, and $35 million for the years ended December 31, 2023, 2022, and 2021, respectively, of intercompany expense related to certain services provided to the local media segment from other, which is eliminated in consolidation.

Revenues

Distribution revenue. Distribution revenue, which includes payments from Distributors for our broadcast signals, decreased $40 million in 2023, when compared to the same period in 2022, primarily due to a decrease in subscribers, partially offset by an increase in contractual rates. Distribution revenue increased $55 million in 2022, when compared to the same period in 2021, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.

Advertising revenue. Advertising revenue decreased $282 million in 2023, when compared to the same period in 2022, primarily due to a decrease in political advertising revenue, as 2022 was a political year, compared to 2023 which is a non-political year. Advertising revenue increased $288 million in 2022, when compared to the same period in 2021, primarily due to an increase in political advertising revenue, as 2022 was a political year, compared to 2021 which was a non-political year.

SINCLAIR, INC. RESULTS OF OPERATIONS
The following table sets forth our primary types of programming and their approximate percentages of advertising revenue, excluding digital revenue, for the periods presented:

	Percent of Advertising Revenue (Excluding Digital) for the Twelve Months Ended December 31,
	2023	2022	2021
Local news	34%	35%	32%
Syndicated/Other programming	28%	27%	30%
Network programming	18%	21%	21%
Sports programming	16%	13%	12%
Paid programming	4%	4%	5%

The following table sets forth our affiliate percentages of advertising revenue for the years ended December 31, 2023, 2022, and 2021:

	# of	Percent of Advertising Revenue for the Twelve Months Ended December 31,
	Channels	2023	2022	2021
ABC	40	29%	28%	29%
FOX	55	24%	22%	23%
CBS	30	20%	19%	19%
NBC	25	12%	17%	13%
CW	47	5%	5%	5%
MNT	39	4%	3%	4%
Other	404	6%	6%	7%
Total	640

Other media revenue. Other media revenue decreased $5 million in 2023, when compared to the same period in 2022, primarily due to a decrease related to providing certain services under management service agreements. Other media revenue decreased $37 million in 2022, when compared to the same period in 2021, primarily due to a $46 million decrease in revenue from the local sports segment related to providing certain services under a management services agreement due to the deferral of fees owed under the agreement, partially offset by a $6 million increase related to revenue recognized under the Bally's commercial agreement that we began performing on in the second quarter of 2021.

Expenses

Media programming and production expenses. Media programming and production expenses increased $38 million during 2023, when compared to the same period in 2022, primarily related to an increase in fees pursuant to network affiliation agreements as a result of increased contractual rates, and an increase in employee compensation cost. Media programming and production expenses increased $61 million during 2022, when compared to the same period in 2021, primarily related to an increase in fees pursuant to network affiliation agreements as a result of increased contractual rates, and an increase in advertising and promotion costs.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $10 million during 2023, when compared to the same period in 2022, primarily due to a $15 million decrease in national sales commission and an $11 million decrease in professional and consulting fees, partially offset by a $12 million increase in third-party fulfillment costs relating to our digital business. Media selling, general and administrative expenses increased $60 million during 2022, when compared to the same period in 2021, primarily due to a $26 million increase in information technology costs, a $16 million increase in third-party fulfillment costs relating to our digital business, a $13 million increase in national sales commissions, a $7 million increase in research and professional cost, and a $3 million increase in employee travel expenses, partially offset by a decrease of $8 million related to FCC penalties incurred by several consolidated VIEs recorded in our consolidated financial statements in 2021, as discussed in Note 13. Commitments and Contingencies within Sinclair's Consolidated Financial Statements.

SINCLAIR, INC. RESULTS OF OPERATIONS
Amortization of program contract costs. The amortization of program contract costs decreased $10 million during 2023, when compared to the same period in 2022, and $3 million during 2022, when compared to the same period in 2021, primarily related to reduced programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Non-media expenses. Non-media expenses increased $15 million during 2022, when compared to the same period in 2021, primarily related to an increase in expenses associated with our broadcast technology related initiatives.

Depreciation and amortization expenses. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets remained flat during the year ended 2023, when compared to the same period in 2022. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $5 million during 2022, when compared to the same period in 2021, primarily due to assets retired during 2022.

Gain on asset dispositions and other, net of impairments. During the years ended December 31, 2023, 2022, and 2021, we recorded gains of $14 million, $17 million, and $23 million, respectively, of which $8 million, $4 million, and $24 million, respectively, related to reimbursements from the spectrum repack. See Broadcast Incentive Auction within Note 2. Acquisitions and Dispositions of Assets within Sinclair's Consolidated Financial Statements for further discussion. During the year ended December 31, 2023, we recognized a $6 million gain on the sale of one of our broadcast station buildings. During the year ended December 31, 2022, we recognized a $4 million gain on the sale of Ring of Honor Entertainment. The remaining amounts are primarily related to net gains on the sale of certain broadcast assets.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased by $79 million in 2023, when compared to the same period in 2022, and $43 million in 2022, when compared to the same period in 2021, primarily due to increased interest expense related to our variable rate debt as a result of higher interest rates.

Gain on extinguishment of debt. During the year ended December 31, 2023, we purchased $64 million in aggregate principal across multiple tranches of debt and recognized a gain on extinguishment of approximately $15 million. See Bank Credit Agreement and STG Notes under Note 7. Notes Payable and Commercial Bank Financing within Sinclair's Consolidated Financial Statements.

SINCLAIR, INC. RESULTS OF OPERATIONS
Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

				Percent Change Increase / (Decrease)
	2023	2022	2021	‘23 vs.‘22	‘22 vs.‘21
Revenue:
Distribution revenue	$189	$179	$192	6%	(7)%
Advertising revenue	37	33	29	12%	14%
Other media revenues	2	5	3	(60)%	67%
Media revenues	$228	$217	$224	5%	(3)%

Operating Expenses:
Media programming and production expenses	$115	$97	$92	19%	5%
Media selling, general and administrative expenses (a)	$41	$47	$40	(13)%	18%
Depreciation and amortization expenses	$21	$21	$21	—%	—%
Operating income	$50	$52	$71	(4)%	(27)%

(a)Includes $6 million and $4 million for years ended December 31, 2023 and 2022, respectively, of intercompany expense related to certain advertising services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute Tennis Channel, increased $10 million in 2023, when compared to the same period in 2022, primarily due to an increase in subscribers as a result of increased carriage that occurred during the second quarter of 2023. Distribution revenue decreased $13 million in 2022, when compared to the same period in 2021, primarily due to a decrease in subscribers.

Advertising revenue. Advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Advertising revenue increased $4 million in both 2023 and 2022, when compared to the same periods in 2022 and 2021, respectively, primarily due to an increase in the number of tournaments aired in the current periods versus the prior periods.

Expenses

Media programming and production expenses. Media programming and production expenses increased $18 million in 2023, when compared to the same period in 2022, primarily due to a $15 million increase in programming, including rights fees, and live production expenses related to various tournaments, which was a result of an increase in the number of tournaments aired in the current period versus the prior period, and a $4 million increase in employee compensation cost. Media programming and production expenses increased $5 million in 2022, when compared to the same period in 2021, primarily due to a $2 million increase in programming, including rights fees, and live production expenses related to various tournaments, which was a result of an increase in the number of tournaments aired in 2022 versus 2021, and a $1 million increase in employee compensation cost.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $6 million in 2023, when compared to the same period in 2022, primarily due to a decrease in expenses related to start-up costs associated with our online tennis platforms. Media selling, general and administrative expenses increased $7 million in 2022, when compared to the same period in 2021, primarily due to a $4 million increase in national sales commissions and a $2 million increase in employee compensation cost.

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Sports Segment

Our local sports segment reflected the results of the Bally RSNs, Marquee, and a minority interest in the YES Network prior to the Deconsolidation on March 1, 2022. The Bally RSNs, Marquee, and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

The following table sets forth our revenue and expenses for our local sports segment for the years ended December 31, 2022, and 2021 (in millions):

	2022	2021
Revenue:
Distribution revenue	$433	$2,620
Advertising revenue	44	409
Other media revenue	5	27
Media revenue	$482	$3,056

Operating Expenses:
Media programming and production expenses	$376	$2,793
Media selling, general and administrative expenses (a)	55	297
Depreciation and amortization expenses	54	316
Corporate general and administrative	1	10
Gain on asset dispositions and other, net of impairment	—	(43)
Operating loss (a)	$(4)	$(317)
Income from equity method investments	$10	$49
Other (expense) income, net	$(3)	$15
Interest expense including amortization of debt discount and deferred financing costs	$72	$436

(a)Includes $24 million and $109 million for the years ended December 31, 2022 and 2021, respectively, of intercompany expense which is eliminated in consolidation.

The revenue and expense items noted above for the years ended December 31, 2022 and 2021 represent activity prior to the Deconsolidation which occurred on March 1, 2022, thus there is no activity presented for periods subsequent to February 28, 2022.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other

The following table sets forth our revenue and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, "Other") for the years ended December 31, 2023, 2022, and 2021 (in millions):

				Percent Change Increase / (Decrease)
	2023	2022	2021	‘23 vs.‘22	‘22 vs.‘21
Revenue:
Media revenues (a)	$28	$51	$70	(45)%	(27)%
Non-media revenues (b)	$34	$44	$58	(23)%	(24)%

Operating Expenses:
Media expenses (c)	$35	$73	$94	(52)%	(22)%
Non-media expenses (d)	$39	$36	$65	8%	(45)%
Loss (gain) on asset dispositions and other, net of impairments	$18	$(12)	$(5)	n/m	n/m
Operating loss	$(44)	$(9)	$(35)	n/m	(74)%
Income (loss) from equity method investments	$31	$46	$(4)	(33)%	n/m

n/m — not meaningful
(a)Media revenues for the years ended December 31, 2023, 2022, and 2021 include $8 million, $12 million, and $35 million, respectively, of intercompany revenues related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(b)Non-media revenues for the years ended December 31, 2023, 2022, and 2021 include $6 million, $10 million, and $7 million, respectively, of intercompany revenues related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(c)Media expenses for the years ended December 31, 2023, 2022, and 2021 include $2 million, $7 million, and $1 million, respectively, of intercompany expenses primarily related to certain services provided by the local media segment, which are eliminated in consolidation.
(d)Non-media expenses for the years ended December 31, 2023, 2022, and 2021 include $4 million, $7 million, and $8 million, respectively, of intercompany expenses related to certain services provided by the local media segment, which are eliminated in consolidation.

Revenue. Media revenues decreased $23 million during 2023, when compared to the same period in 2022, primarily due to the sale of our Stadium network (Stadium). Media revenues decreased $19 million during 2022, when compared to the same period in 2021, primarily due to a decrease in advertising revenue. Non-media revenues decreased $10 million during 2023, when compared to the same period in 2022, primarily due to lower sales within our consolidated real estate investments. Non-media revenues decreased $14 million during 2022, when compared to the same period in 2021, primarily due to the sale of Triangle Sign & Service, LLC (Triangle) in the second quarter of 2021.

Expenses. Media expenses decreased $38 million during 2023, when compared to the same period in 2022, primarily due to the sale of Stadium. Media expenses decreased $21 million during 2022, when compared to the same period in 2021, primarily due to our digital businesses. Non-media expenses increased $3 million during 2023, when compared to the same period in 2022, primarily due to an increase in expenses related to our technical services business. Non-media expenses decreased $29 million during 2022, when compared to the same period in 2021, primarily due to the sale of Triangle in the second quarter of 2021 and a decrease in expenses related to our technical services business.

Loss (gain) on asset dispositions and other, net of impairments. During the year ended December 31, 2023, we recognized a loss of $12 million related to the sale of Stadium. During the year ended December 31, 2022, we recognized a gain of $14 million related to one of our investments. During the year ended December 31, 2021, we sold our controlling interest in Triangle for $12 million and recognized a gain of $6 million.

Income (loss) from equity method investments. During the year ended December 31, 2023, we recognized a gain of $33 million related to the sale of two of our real estate investments, which is included in income from equity method investments in our consolidated statements of operations. During the year ended December 31, 2022, we recognized a gain of $29 million related to the sale of one of our real estate investments, which is included in income from equity method investments in our consolidated statements of operations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the years ended December 31, 2023, 2022, and 2021 (in millions):

				Percent Change Increase/ (Decrease)
	2023	2022	2021	‘23 vs.‘22	‘22 vs.‘21
Corporate general and administrative expenses	$694	$160	$170	n/m	(6)%
Loss (gain) on deconsolidation of subsidiary	$10	$(3,357)	$—	n/m	n/m
Other expense, net	$(45)	$(129)	$(14)	(65)%	n/m
Income tax benefit (provision)	$358	$(913)	$173	n/m	n/m

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased by $534 million during 2023, when compared to the same period in 2022, primarily due to a $495 million litigation settlement accrual related to the DSG litigation, an $18 million increase in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 13. Commitments and Contingencies within Sinclair's Consolidated Financial Statements, and a $20 million increase in employee compensation expense. Corporate general and administrative expenses decreased by $10 million during 2022, when compared to the same period in 2021, primarily due to an $18 million decrease in employee compensation costs related to the reduction-in-force that occurred in the first quarter of 2021, as well as compensation expense savings within the current period as a result of the reduction-in-force, partially offset by an $8 million increase in general insurance expenses related to the cybersecurity incident that occurred in the fourth quarter of 2021.

Gain on deconsolidation of subsidiary. During the first quarter of 2022, we recorded a gain of $3,357 million related to the Deconsolidation.

Other expense, net. Other expense, net decreased by $84 million during 2023 and increased $115 million during 2022, when compared to the same periods in 2022 and 2021, respectively, primarily due to changes in the fair value of certain investments recorded at fair value. See Note 6. Other Assets within Sinclair's Consolidated Financial Statements for further information.

Income tax benefit (provision). The 2023 income tax benefit for our pre-tax loss of $637 million resulted in an effective tax rate of 56.3%. The 2022 income tax provision for our pre-tax income of $3,614 million resulted in an effective tax rate of 25.3%. The increase in the effective tax rate from 2022 to 2023 is primarily due to the 2023 benefit from the release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the Internal Revenue Code ("IRC") Section 163(j). The 2021 income tax benefit for our pre-tax loss of $499 million resulted in an effective tax rate of 34.7%. The decrease in the effective tax rate from 2021 to 2022 is primarily due to the 2021 benefit from federal tax credits related to investments in sustainability initiatives.

As of December 31, 2023, we had a net deferred tax liability of $252 million as compared to a net deferred tax liability of $610 million as of December 31, 2022. The decrease in net deferred tax liability primarily relates to the 2023 release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

As of December 31, 2023, we had $14 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect our effective tax rate. As of December 31, 2022, we had $17 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect our effective tax rate. We recognized $1 million and $2 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2023 and 2022, respectively. See Note 12. Income Taxes within Sinclair's Consolidated Financial Statements for further information.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, or December 31, respectively, for the year being discussed. As of December 31, 2023, SBG had one reportable segment for accounting purposes, local media. Prior to the Deconsolidation, SBG had one additional reportable segment for accounting purposes, local sports.

Seasonality / Cyclicality

The operating results of SBG's local media segment are usually subject to cyclical fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarters' operating results are usually higher than the first and third quarters' operating results because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Consolidated Operating Data

The following table sets forth certain of SBG's consolidated operating data for the years ended December 31, 2023, 2022, and 2021 (in millions).

	Years Ended December 31,
	2023	2022	2021
Media revenues	$2,968	$3,894	$6,083
Non-media revenues	10	34	51
Total revenues	2,978	3,928	6,134
Media programming and production expenses	1,543	1,942	4,291
Media selling, general and administrative expenses	719	812	908
Depreciation and amortization expenses	252	321	591
Amortization of program contract costs	80	90	93
Non-media expenses	24	44	57
Corporate general and administrative expenses	654	160	170
Loss (gain) on deconsolidation of subsidiary	10	(3,357)	—
Gain on asset dispositions and other, net of impairment	(2)	(64)	(71)
Operating (loss) income	$(302)	$3,980	$95
Net (loss) income attributable to SBG	$(257)	$2,652	$(414)

A discussion regarding SBG's financial results and operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below.

Local Media Segment

Refer to Local Media Segment above under Sinclair's Results of Operations for a discussion of SBG's local media segment, which is the same as Sinclair's local media segment for all of the years ended December 31, 2023, 2022, and 2021.

Local Sports Segment

Refer to Local Sports Segment above under Sinclair's Results of Operations for a discussion of SBG's local sports segment, which is the same as Sinclair's local sports segment for the years ended December 31, 2022 and 2021.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Other

The following table sets forth SBG's revenue and expenses for tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, "Other") for the years ended December 31, 2023, 2022, and 2021 (in millions):

				Percent Change Increase / (Decrease)
	2023	2022	2021	‘23 vs.‘22	‘22 vs.‘21
Revenue:	(e)
Distribution revenue	$76	$179	$192	(58)%	(7)%
Advertising revenue	29	74	93	(61)%	(20)%
Other media revenues	3	15	9	(80)%	67%
Media revenues (a)	$108	$268	$294	(60)%	(9)%
Non-media revenues (b)	$11	$44	$58	(75)%	(24)%

Operating Expenses:
Media expenses (c)	$86	$217	$226	(60)%	(4)%
Non-media expenses (d)	$10	$36	$65	(72)%	(45)%
Loss (gain) on asset dispositions and other, net of impairments	$13	$(12)	$(5)	n/m	n/m
Operating income	$—	$43	$36	n/m	19%
Income (loss) from equity method investments	$31	$46	$(4)	(33)%	n/m

n/m — not meaningful
(a)Media revenues for the years ended December 31, 2023, 2022, and 2021 include $3 million, $12 million, and $35 million, respectively, of intercompany revenues related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(b)Non-media revenues for the years ended December 31, 2023, 2022, and 2021 include $1 million, $10 million, and $7 million, respectively, of intercompany revenues related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(c)Media expenses for the years ended December 31, 2023, 2022, and 2021 include $1 million, $11 million, and $1 million, respectively, of intercompany expenses primarily related to certain services provided by the local media segment, which are eliminated in consolidation.
(d)Non-media expenses for the years ended December 31, 2023, 2022, and 2021 include $1 million, $7 million, and $8 million, respectively, of intercompany expenses related to certain services provided by the local media segment, which are eliminated in consolidation.
(e)Represents the activity prior to the Reorganization on June 1, 2023. There was no reportable activity for the June through December period in the year ended December 31, 2023 following the Reorganization on June 1, 2023. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.
The decrease in the revenue and expense items noted above for the year ended December 31, 2023, when compared to the same period in the prior year, was primarily due to the results for the twelve months ended December 31, 2023 including only five months of activity due to the Reorganization (the Transferred Assets were moved to Ventures effective June 1, 2023), versus a full period of activity in the prior year period, and therefore the periods are not comparable. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Revenue. Media revenues decreased $26 million during 2022, when compared to the same period in 2021, primarily due to a decrease in advertising revenue, partially offset by an increase in distribution revenue related to owned networks. Non-media revenues decreased $14 million during 2022, when compared to the same period in 2021, primarily due to the sale of Triangle in the second quarter of 2021.

Expenses. Media expenses decreased $9 million during 2022, when compared to the same period in 2021, primarily due to our digital businesses. Non-media expenses decreased $29 million during 2022, when compared to the same period in 2021, primarily due to the sale of Triangle in the second quarter of 2021 and a decrease in expenses related to our technical services business.

Loss (gain) on asset dispositions and other, net of impairments. During the year ended December 31, 2023, we recognized a loss of $12 million related to the sale of Stadium. During the year December 31, 2022, we recognized a gain of $14 million related to one of our investments. During the year ended December 31, 2021, we sold our controlling interest in Triangle for $12 million and recognized a gain of $6 million.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Income (loss) from equity method investments. Income from equity method investments increased $50 million during 2022, when compared to the same period in 2021, primarily due to a gain on the sale of one of our real estate investments.

Corporate and Unallocated Expenses

The following table presents SBG's corporate and unallocated expenses for the years ended December 31, 2023, 2022, and 2021 (in millions):

				Percent Change Increase/ (Decrease)
	2023	2022	2021	‘23 vs.‘22	‘22 vs.‘21
Corporate general and administrative expenses	$654	$160	$170	n/m	(6)%
Loss (gain) on deconsolidation of subsidiary	$10	$(3,357)	$—	n/m	n/m
Other expense, net	$(43)	$(129)	$(14)	n/m	n/m
Income tax benefit (provision)	$359	$(913)	$173	n/m	n/m

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses increased by $494 million during 2023, when compared to the same period in 2022, primarily due to an increase in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 12. Commitments and Contingencies within SBG's Consolidated Financial Statements. Corporate general and administrative expenses decreased by $10 million during 2022, when compared to the same period in 2021, primarily due to an $18 million decrease in employee compensation costs related to the reduction-in-force that occurred in the first quarter of 2021, partially offset by an $8 million increase in general insurance expenses related to the cybersecurity incident that occurred in the fourth quarter of 2021.

Gain on deconsolidation of subsidiary. During the first quarter of 2022 we recorded a gain of $3,357 million related to the Deconsolidation.

Other expense, net. Other expense, net decreased by $86 million during 2023 and increased $115 million during 2022, when compared to the same periods in 2022 and 2021, respectively, primarily due to changes in the fair value of certain investments recorded at fair value. See Note 6. Other Assets within SBG's Consolidated Financial Statements for further information.

Income tax benefit (provision). The 2023 income tax benefit for SBG’s pre-tax loss of $604 million resulted in an effective tax rate of 59.4%. The 2022 income tax provision for SBG’s pre-tax income of $3,614 million resulted in an effective tax rate of 25.3%. The increase in the effective tax rate from 2022 to 2023 is primarily due to the 2023 benefit from the release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j). The 2021 income tax benefit for SBG’s pre-tax loss of $499 million resulted in an effective tax rate of 34.7%. The decrease in the effective tax rate from 2021 to 2022 is primarily due to the 2021 benefit from federal tax credits related to investments in sustainability initiatives.

As of December 31, 2023, SBG had a net deferred tax liability of $283 million as compared to a net deferred tax liability of $610 million as of December 31, 2022. The decrease in net deferred tax liability primarily relates to the 2023 release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

As of December 31, 2023, SBG had $12 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect SBG’s effective tax rate. As of December 31, 2022, SBG had $17 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect SBG’s effective tax rate. SBG recognized less than $1 million and $2 million of income tax expense for interest related to uncertain tax positions for the years ended December 31, 2023 and 2022, respectively. See Note 11. Income Taxes within the SBG's Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, Sinclair had net working capital of approximately $372 million, including $662 million in cash and cash equivalent balances and $650 million of available borrowing capacity. Cash on hand, cash generated by Sinclair's operations, and borrowing capacity under the Bank Credit Agreement are used as Sinclair's primary sources of liquidity.

As of December 31, 2023, SBG had net negative working capital of approximately $1 million, including $319 million in cash and cash equivalent balances and $650 million of available borrowing capacity. Cash on hand, cash generated by SBG's operations, and borrowing capacity under the Bank Credit Agreement are used as SBG's primary sources of liquidity.

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of December 31, 2023, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is drawn under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of December 31, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of December 31, 2023.

During the year ended December 31, 2023, STG purchased $30 million aggregate principal amount of the Term Loan B-2 for consideration of $26 million. In January 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million.

During the year ended December 31, 2023, STG purchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Senior Notes due 2027 (the "5.125% Notes"), the 5.500% Senior Notes due 2030 (the "5.500% Notes"), and the 4.125% Senior Secured Notes due 2030 (the "4.125% Notes" and, collectively with the 5.125% Notes and 5.500% Notes, the notes are referred to as the "STG Notes"), respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition.

For the year ending December 31, 2024, Sinclair expects capital expenditures to be within the range of $110 million to $117 million, primarily related to station technical, maintenance, and building projects, and SBG expects capital expenditures to be within the range of $107 million to $114 million, primarily related to station technical, maintenance, and building projects.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair and SBG have various contractual obligations which are recorded as liabilities in Sinclair's and SBG's consolidated financial statements, such as notes payable, finance leases, and commercial bank financing; operating leases; and active television program contracts. Certain other contractual obligations have not been recognized as liabilities in Sinclair's and SBG's consolidated financial statements, such as certain future television program contracts and network programming rights. Active television program contracts are included in Sinclair's and SBG's balance sheets as an asset and liability while future television program contracts are excluded until the cost is known, the program is available for its first showing or telecast, and the licensee has accepted the program. Industry protocol typically enables us to make payments for television program contracts on a three-month lag, which differs from the contractual timing. As of December 31, 2023, Sinclair's and SBG's significant contractual obligations include:

Sinclair:
•Total debt of Sinclair, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, of $4,175 million, including current debt, due within the next 12 months, of $36 million.
•Interest due on Sinclair's total debt in the next twelve months of $298 million, including interest estimated on Sinclair's variable rate debt calculated at an effective weighted average interest rate of 8.42% as of December 31, 2023.
•Sinclair's contractual amounts owed through the expiration date of the underlying agreement for active and future television program contracts, network programming rights, and Tennis programming rights of $1,632 million, including $779 million due within the next 12 months. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the previous amounts based on current subscriber amounts.

SBG:
•Total debt of SBG, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, of $4,160 million, including current debt, due within the next 12 months, of $36 million.
•Interest due on SBG's total debt in the next twelve months of $298 million, including interest estimated on SBG's variable rate debt calculated at an effective weighted average interest rate of 8.42% as of December 31, 2023.
•SBG's contractual amounts owed through the expiration date of the underlying agreement for active and future television program contracts and network programming rights of $1,205 million, including $711 million due within the next 12 months. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the previous amounts based on current subscriber amounts.

See Note 7. Notes Payable and Commercial Bank Financing, Note 8. Leases, and Note 9. Program Contracts within Sinclair's Consolidated Financial Statements and Note 7. Notes Payable and Commercial Bank Financing, Note 8. Leases, and Note 9. Program Contracts within SBG's Consolidated Financial Statements for further information.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment's operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy the local media segment's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from the tennis segment and other's operations will be sufficient to satisfy the tennis segment and other's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, and other geopolitical matters, natural disasters, and pandemics, and their resulting effect on the economy, Sinclair's and SBG's advertisers, and Sinclair's and SBG's Distributors and their subscribers, could affect Sinclair's and SBG's liquidity and first lien leverage ratio which could affect Sinclair's and SBG's ability to access the full borrowing capacity under the Bank Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

In January 2024, Sinclair announced that it has agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023.

LIQUIDITY AND CAPITAL RESOURCES

The settlement terms include Sinclair’s cash payment to DSG of $495 million. The cash payment will be funded by cash on hand at Ventures, STG and/or a loan backed by Ventures. Under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity.

Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair's cash flows for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Net cash flows from operating activities	$235	$799	$327
Cash flow from (used in) investing activities:
Acquisition of property and equipment	$(92)	$(105)	$(80)
Spectrum repack reimbursements	8	4	24
Proceeds from the sale of assets	1	9	43
Deconsolidation of subsidiary cash	—	(315)	—
Purchases of investments	(72)	(75)	(256)
Distributions from investments	206	99	26
Other, net	1	2	(3)
Net cash flows from (used in) investing activities	$52	$(381)	$(246)
Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$728	$357
Repayments of notes payable, commercial bank financing, and finance leases	(85)	(863)	(601)
Repurchase of outstanding Class A Common Stock	(153)	(120)	(61)
Dividends paid on Class A and Class B Common Stock	(65)	(70)	(60)
Dividends paid on redeemable subsidiary preferred equity	—	(7)	(5)
Redemption of redeemable subsidiary preferred equity	(190)	—	—
Distributions to noncontrolling interests	(13)	(12)	(95)
Distributions to redeemable noncontrolling interests	—	—	(6)
Other, net	(3)	(9)	(53)
Net cash flows used in financing activities	$(509)	$(353)	$(524)

Operating Activities

Net cash flows from Sinclair's operating activities decreased during the year ended December 31, 2023, when compared to the same period in 2022, primarily related to a decrease in cash collections related to political revenue and a decrease in cash collections from Distributors, as well as the partial period impact related to the Deconsolidation.

Net cash flows from Sinclair's operating activities increased during the year ended December 31, 2022, when compared to the same period in 2021, primarily related to the receipt of income taxes receivable, increased cash collections on accounts receivable associated with increased political advertising revenue, and a partial period of payments for production and overhead costs, distributor rebate payments, and payments for sports rights as a result of the Deconsolidation, partially offset by the partial period of cash collections from Distributors and advertisers as a result of the Deconsolidation.

Investing Activities

Net cash flows from Sinclair's investing activities increased during the year ended December 31, 2023, when compared to the same period in 2022, primarily related to the removal of DSIH's cash balance as a result of the Deconsolidation in the first quarter of 2022 and the $193 million A/R Facility principal payment received from DSPV.

Net cash flows used in Sinclair's investing activities increased during the year ended December 31, 2022, when compared to the same period in 2021, primarily related to the removal of DSIH's cash balance as a result of the Deconsolidation, partially offset by increased distributions from investments and decreased purchases of investments.

LIQUIDITY AND CAPITAL RESOURCES
Financing Activities

Net cash flows used in Sinclair's financing activities increased during the year ended December 31, 2023, when compared to the same period in 2022, primarily related to the repurchase of the Redeemable Subsidiary Preferred Equity and an increase in the repurchase of outstanding Common Stock, partially offset by a decrease in the net repayment of debt (repayments less proceeds).

Net cash flows used in Sinclair's financing activities decreased during the year ended December 31, 2022, when compared to the same period in 2021, primarily related to the proceeds from the STG Term Loan B-4 issuance, partially offset by the repurchase of Class A Common Stock during 2022, the redemption of STG's Term Loan B-1, the redemption of the STG 5.875% Notes, and the partial redemption of the STG 5.125% Notes.

Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG's cash flows for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Net cash flows from operating activities	$260	$799	$327
Cash flow from (used in) investing activities:
Acquisition of property and equipment	$(90)	$(105)	$(80)
Spectrum repack reimbursements	8	4	24
Proceeds from the sale of assets	—	9	43
Deconsolidation of subsidiary cash	—	(315)	—
Purchases of investments	(39)	(75)	(256)
Distributions from investments	204	99	26
Other, net	1	2	(3)
Net cash flows from (used in) investing activities	$84	$(381)	$(246)
Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$728	$357
Repayments of notes payable, commercial bank financing, and finance leases	(85)	(863)	(601)
Repurchase of outstanding Old Sinclair Class A Common Stock	(153)	(120)	(61)
Dividends paid on Old Sinclair Class A and Class B Common Stock	(18)	(70)	(60)
Dividends paid on redeemable subsidiary preferred equity	—	(7)	(5)
Redemption of redeemable subsidiary preferred equity	(190)	—	—
Distribution to member	(448)	—	—
Distributions to noncontrolling interests	(12)	(12)	(95)
Distributions to redeemable noncontrolling interests	—	—	(6)
Other, net	(3)	(9)	(53)
Net cash flows used in financing activities	$(909)	$(353)	$(524)

Operating Activities

Net cash flows from SBG's operating activities decreased during the year ended December 31, 2023, when compared to the same period in 2022, primarily related to a decrease in cash collections related to political revenue and a decrease in cash collections from Distributors, as well as the partial period impact related to the Deconsolidation and Reorganization.

Net cash flows from SBG's operating activities increased during the year ended December 31, 2022, when compared to the same period in 2021, primarily related to the receipt of income taxes receivable, increased cash collections on accounts receivable associated with increased political advertising revenue, and a partial period of payments for production and overhead costs, distributor rebate payments, and payments for sports rights as a result of the Deconsolidation, partially offset by the partial period of cash collections from Distributors and advertisers as a result of the Deconsolidation.

LIQUIDITY AND CAPITAL RESOURCES
Investing Activities

Net cash flows from SBG's investing activities increased during the year ended December 31, 2023, when compared to the same period in 2022, primarily related to the removal of DSIH's cash balance as a result of the Deconsolidation in the first quarter of 2022; the $193 million A/R Facility principal payment received from DSPV; a decrease in the purchases of investments during the year ended December 31, 2023, as a result of the Reorganization; and the partial period impact related to the Reorganization.

Net cash flows used in SBG's investing activities increased during the year ended December 31, 2022, when compared to the same period in 2021, primarily related to the removal of DSIH's cash balance as a result of the Deconsolidation, partially offset by increased distributions from investments and decreased purchases of investments.

Financing Activities

Net cash flows used in SBG's financing activities increased during the year ended December 31, 2023, when compared to the same period in 2022, primarily related to the repurchase of the Redeemable Subsidiary Preferred Equity; an increase in the repurchase of outstanding Old Sinclair Common Stock, prior to the Reorganization; the one-time distribution to member at the time of the Reorganization of $360 million; and the partial period impact related to the Reorganization, partially offset by a decrease in the net repayment of debt (repayments less proceeds).

Net cash flows used in SBG's financing activities decreased during the year ended December 31, 2022, when compared to the same period in 2021, primarily related to the proceeds from the STG Term Loan B-4 issuance, partially offset by the repurchase of Class A Common Stock during 2022, the redemption of STG's Term Loan B-1, the redemption of the STG 5.875% Notes, and the partial redemption of the STG 5.125% Notes.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sinclair and SBG are exposed to market risk from changes in interest rates and consider entering into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on Sinclair's and SBG's fixed rate debt. See Note 7. Notes Payable and Commercial Bank Financing within each of Sinclair's Consolidated Financial Statements and SBG's Consolidated Financial Statements for further discussion. During the year ended December 31, 2023, STG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of STG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and STG receives a floating rate of interest based on SOFR. See Hedge Accounting in Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap in Note 7. Notes Payable and Commercial Bank Financing within Sinclair's Consolidated Financial Statements. See Hedge Accounting in Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap in Note 7. Notes Payable and Commercial Bank Financing within SBG's Consolidated Financial Statements. Sinclair and SBG did not have any outstanding derivative instruments during the years ended December 31, 2022 and 2021.

Sinclair and SBG are exposed to risk from the changing interest rates of their variable rate debt issued under the Bank Credit Agreement. As of December 31, 2023, Sinclair and SBG's total variable rate debt under the Bank Credit Agreement was $2,676 million. Sinclair and SBG estimate that adding 1% to respective interest rates would result in an increase in each of Sinclair and SBG's interest expense of $27 million, exclusive of any impact of our interest rate swap.

ITEM 8A.                                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SINCLAIR, INC.

The financial statements and supplementary data of Sinclair, Inc. required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2) and are incorporated by reference in this report.

ITEM 8B.                                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SINCLAIR BROADCAST GROUP, LLC

The financial statements and supplementary data of Sinclair Broadcast Group, LLC required by this item are filed as exhibits to this report, are listed under Item 15(a)(1) and (2), and are incorporated by reference in this report.

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2023.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Each of Sinclair's and SBG's management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2023.

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The term "internal control over financial reporting," as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer and effected by its Board of Directors or Board of Managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP") and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Sinclair's and SBG's assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with authorizations of management or its Board of Directors or Board of Managers; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Sinclair's and SBG's assets that could have a material adverse effect on Sinclair's and SBG's financial statements.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of December 31, 2023, each of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair's and SBG's disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Sinclair's and SBG's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of Sinclair's and SBG's management, including Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer, Sinclair and SBG assessed the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on Sinclair's and SBG's assessment, Sinclair's and SBG's management has concluded that, as of December 31, 2023, Sinclair's and SBG's internal control over financial reporting was effective based on those criteria.

The effectiveness of Sinclair's and SBG's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Sinclair's and SBG's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Sinclair's and SBG's internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including each of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer, do not expect that Sinclair's and SBG's disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within each company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 ITEM 9B.                                       OTHER INFORMATION

During the three months ended December 31, 2023, none of Sinclair's or SBG's directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

On February 27, 2024, the Board of Managers of SBG was reconstituted such that the members of the Board of Managers of SBG comprise the same individuals as the members of the Board of Directors of Sinclair. As a result, Jason B. Pappas and Steven M. Marks are no longer members of the Board of Managers of SBG and Laurie R. Beyer, Benjamin S. Carson, Sr., Howard E. Friedman, Daniel C. Keith, Benson E. Legg, and Robert E. Smith were added to the Board of Managers of SBG.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in Sinclair's Proxy Statement for Sinclair's 2024 Annual Meeting of Stockholders under the captions, "Directors, Executive Officers and Key Employees," "Delinquent Section 16(a) Reports," "Code of Business Conduct and Ethics" and "Corporate Governance," as applicable, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in Sinclair's Proxy Statement for Sinclair's 2024 Annual Meeting of Stockholders under the captions, "Compensation Discussion and Analysis", "Director Compensation for 2023," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in Sinclair's Proxy Statement for Sinclair's 2024 Annual Meeting of Stockholders under the caption, "Security Ownership of Certain Beneficial Owners and Management," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in Sinclair's Proxy Statement for Sinclair's 2024 Annual Meeting of Stockholders under the captions, "Related Person Transactions" and "Director Independence," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in Sinclair's Proxy Statement for Sinclair's 2024 Annual Meeting of Stockholders under the caption, "Disclosure of Fees Charged by Independent Registered Public Accounting Firm," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this report.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

The following consolidated financial statements of Sinclair, Inc. required by this item are submitted in a separate section beginning on page F-1 of this report.

The following consolidated financial statements of Sinclair Broadcast Group, LLC required by this item are submitted in a separate section beginning on page F-52 of this report.

Sinclair Broadcast Group, LLC Financial Statements:	Page:
Report of Independent Registered Public Accounting Firm	F-53
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-55
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021	F-56
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021	F-57
Consolidated Statement of Member's Equity (Deficit) and Redeemable Noncontrolling Interests for the Year Ended December 31, 2023 and Consolidated Statements of Equity (Deficit) and Redeemable Noncontrolling Interests for the Years Ended December 31, 2022 and 2021
F-58
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021	F-61
Notes to Consolidated Financial Statements	F-62

(a) (2)  Financial Statements Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

(a) (3)  Exhibits

The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1
Agreement of Share Exchange and Plan of Reorganization, dated as of April 3, 2023, by and among Old Sinclair, Sinclair, and Sinclair Holdings (incorporated by reference from Exhibit 2.1 to Old Sinclair’s Current Report on Form 8-K filed April 3, 2023).

3.2	Articles of Amendment and Restatement of Sinclair, Inc., effective June 1, 2023 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)
3.3	Amended and Restated Bylaws of Sinclair, Inc., effective June 1, 2023 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)
3.4	Articles of Share Exchange between Sinclair Broadcast Group, Inc. and Sinclair, Inc. (Incorporated by reference from Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)
3.5
Articles of Conversion of Sinclair Broadcast Group, Inc. into Sinclair Broadcast Group, LLC effective June 1, 2023. (Incorporated by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.6	Articles of Organization of Sinclair Broadcast Group, LLC dated June 1, 2023. (Incorporated by reference from Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023.)
3.7	Operating Agreement of Sinclair Broadcast Group, LLC dated June 1, 2023. (Incorporated by reference from Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023.)
3.8
First Amended and Restated Operating Agreement of Sinclair Broadcast Group, LLC dated June 2, 2023. (Incorporated by reference from Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023.)

4.1
Indenture, dated as of August 30, 2016, by and among Sinclair Television Group, Inc., the guarantors identified therein and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.1 to Old Sinclair’s Current Report on Form 8-K filed on September 2, 2016.)

4.2
Indenture, dated as of November 27, 2019, by and among Sinclair Television Group, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (Incorporated by reference from Exhibit 4.1 to Old Sinclair's Current Report on Form 8-K filed on November 27, 2019.)

4.3
Secured Notes Indenture, dated as of December 4, 2020, by and among Sinclair Television Group, Inc., the guarantors party thereto and U.S. Bank National Association as trustee and notes collateral agent. (Incorporated by reference from Exhibit 4.1 to Old Sinclair's Current Report on Form 8-K filed on December 4, 2020.)

4.4†	Description of Sinclair, Inc.'s Class A Common Stock.
10.1*	Sinclair, Inc. 2022 Stock Incentive Plan (Incorporated by reference from Exhibit A to Old Sinclair's Proxy Statement on Schedule 14A filed April 22, 2022.)
10.2*	Form of Restricted Stock Award Agreement - March 2023 Grants. (Incorporated by reference from Exhibit 10.1 to Old Sinclair's Quarterly Report on Form 10-Q filed on May 10, 2023.)
10.3*	Form of Stock Appreciation Rights Agreement - March 2023 Grants. (Incorporated by reference from Exhibit 10.2 to Old Sinclair's Quarterly Report on Form 10-Q filed on May 10, 2023.)
10.4*
Employment Agreement by and between Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.) and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Exhibit 10.2 to Old Sinclair’s Quarterly Report on Form 10-Q filed November 13, 1998.)

10.5*
Employment Agreement by and between Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.) and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Exhibit 10.1 to Old Sinclair’s Quarterly Report on Form 10-Q filed November 13, 1998.)

10.6*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.) and Christopher Ripley dated August 23, 2017. (Incorporated by reference from Exhibit 10.1 to Old Sinclair's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.7*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.) and Lucy Rutishauser dated August 28, 2017. (Incorporated by reference from Exhibit 10.2 to Old Sinclair's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.8*
Amended and Restated Employment Agreement by and between Sinclair Television Group, Inc. and Robert Weisbord dated January 16, 2020. (Incorporated by reference from Exhibit 10.3 to Old Sinclair's Quarterly Report on Form 10-Q filed on May 10, 2021.)

10.9*
Amendment No. 1 dated June 20, 2023 with an effective date of January 1, 2023 to the Amended and Restated Employment Agreement between Sinclair Television Group, Inc. and Robert Weisbord effective as of January 1, 2020. (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on August 9, 2023.)

10.10
Amended and Restated Lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Exhibit 10.24 to Old Sinclair’s Annual Report on Form 10-K filed March 5, 2010.)

10.11
Amended and Restated Lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.25 to Old Sinclair’s Annual Report on Form 10-K filed March 5, 2010.)

10.12
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.26 to Old Sinclair’s Annual Report on Form 10-K filed March 5, 2010.)

10.13
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.27 to Old Sinclair's Annual Report on Form 10-K filed March 5, 2010.)

10.14
Amendment No. 1 to Lease dated as of January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Exhibit 10.34 to Old Sinclair’s Annual Report on Form 10-K filed on March 12, 2013.)

10.15†	Amendment No. 2 to Lease dated as of January 1, 2024 between Keyser Investment Group, Inc. and Sinclair Communications LLC.

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.16
Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.). (Incorporated by reference from Old Sinclair's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.17†	Professional Services Agreement dated as of March 2, 2022 by and between Executive Flight Solutions, LLC and Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.).
10.18
Seventh Amended and Restated Credit Agreement, dated as of August 23, 2019, by and among Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.), Sinclair Television Group, Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference from Exhibit 10.4 to Old Sinclair's Current Report on Form 8-K filed on August 23, 2019.)

10.19
First Amendment, dated as of December 20, 2019, to the Seventh Amended and Restated Credit Agreement, dated as of August 23, 2019, among Sinclair Television Group, Inc., Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.), the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference from Exhibit 10.38 to Old Sinclair's Annual Report on Form 10-K filed on March 1, 2021.)

10.20
Second Amendment, dated as of December 4, 2020, to the Seventh Amended and Restated Credit Agreement by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.), the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent. (Incorporated by reference from Exhibit 10.1 to Old Sinclair's Current Report on Form 8-K filed on December 4, 2020.)

10.21
Third Amendment, dated as of April 1, 2021, to the Seventh Amended and Restated Credit Agreement by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.), the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent. (Incorporated by reference from Exhibit 10.1 to Old Sinclair's Current Report on Form 8-K filed on April 1, 2021.)

10.22
Fourth Amendment, dated as of April 21, 2022, to the Seventh Amended and Restated Credit Agreement by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.), the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to Old Sinclair’s Current Report on Form 8-K filed on April 21, 2022).

10.23
Amended and Restated Loan and Security Agreement, dated as of June 25, 2021, by and among Diamond Sports Finance SPV, LLC, Fox Sports Net, LLC, Credit Suisse AG, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and the lenders party thereto. (Incorporated by reference from Exhibit 10.1 to Old Sinclair's Quarterly Report on Form 10-Q filed on November 9, 2021.)

10.24
First Amendment to Loan and Security Agreement, dated as of September 15, 2021, by and among Diamond Sports Finance SPV, LLC, Diamond Sports Net, LLC (f/k/a Fox Sports Net, LLC), Credit Suisse AG, New York Branch, as administrative agent, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and the lenders party thereto. (Incorporated by reference from Exhibit 10.2 to Old Sinclair's Quarterly Report on Form 10-Q filed on November 9, 2021.)

10.25
Assignment  and  Acceptance  Agreement,  dated  as  of  November  5,  2021,  by  and  between  Credit Suisse  AG,  Cayman  Islands  Branch,  as assignor, and Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.), as assignee, and accepted by Credit Suisse AG, New York Branch, as administrative agent and Diamond Sports Finance SPV, LLC, as borrower. (Incorporated by reference from Exhibit 10.3 to Old Sinclair's Quarterly Report on Form 10-Q filed on November 9, 2021.)

10.26
Omnibus Amendment to Amended and Restated Loan Agreement & Purchase Agreement, dated as of November 5, 2021, by and among Diamond Sports Finance SPV, LLC, Diamond Sports Net, LLC (f/k/a Fox Sports Net, LLC), Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.), as administrative agent and lender, Wilmington Trust, National Association, as collateral agent, paying agent and account bank, and certain persons identified therein as originators. (Incorporated by reference from Exhibit 10.3 to Old Sinclair's Quarterly Report on Form 10-Q filed on November 9, 2021.)

10.27
Omnibus Assignment, Assumption and Amendment Agreement, by and between Old Sinclair and New Sinclair, effective as of June 1, 2023. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)

21†	Significant Subsidiaries of Sinclair and SBG.
23†	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included on the Signatures page of this Annual Report on Form 10-K.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

EXHIBIT NO.	EXHIBIT DESCRIPTION
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.4	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1‡	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2‡	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.3‡	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.4‡	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
97.1†	Sinclair, Inc. Incentive-Based Compensation Clawback Policy, effective as of October 2, 2023.
99.1	Stockholders’ Agreement dated as of June 1, 2023 by and among the Smith Brothers. (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)
101†	The Company's Consolidated Financial Statements and related Notes for the year ended December 31, 2023 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).**

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

† Filed herewith.

‡ In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of February 2024.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ Christopher S. Ripley
Christopher S. Ripley
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading "Signature" constitutes and appoints Christopher S. Ripley as his true and lawful attorney-in-fact acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, each acting alone, may lawfully do or cause to be done in virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sinclair, Inc. and Sinclair Broadcast Group, LLC and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher S. Ripley
Christopher S. Ripley	President and Chief Executive Officer	February 29, 2024

/s/ Lucy A. Rutishauser
Lucy A. Rutishauser	Executive Vice President and Chief Financial Officer	February 29, 2024

/s/ David R. Bochenek
David R. Bochenek	Senior Vice President and Chief Accounting Officer	February 29, 2024

/s/ David D. Smith
David D. Smith	Chairman of the Board and Executive Chairman	February 29, 2024

/s/ Frederick G. Smith
Frederick G. Smith	Director (Sinclair) and Manager (SBG)	February 29, 2024

/s/ J. Duncan Smith
J. Duncan Smith	Director (Sinclair) and Manager (SBG)	February 29, 2024

/s/ Robert E. Smith
Robert E. Smith	Director (Sinclair) and Manager (SBG)	February 29, 2024

/s/ Laurie R. Beyer
Laurie R. Beyer	Director (Sinclair) and Manager (SBG)	February 29, 2024

/s/ Benjamin S. Carson, Sr.
Benjamin S. Carson, Sr.	Director (Sinclair) and Manager (SBG)	February 29, 2024

/s/ Howard E. Friedman
Howard E. Friedman	Director (Sinclair) and Manager (SBG)	February 29, 2024

/s/ Daniel C. Keith
Daniel C. Keith	Director (Sinclair) and Manager (SBG)	February 29, 2024

/s/ Benson E. Legg
Benson E. Legg	Director (Sinclair) and Manager (SBG)	February 29, 2024

SINCLAIR, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair, Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive (loss) income, equity (deficit) and redeemable noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Local Media Segment Advertising Revenue

As discussed in Note 1 to the consolidated financial statements, the Company recorded advertising revenue of $1,236 million relating to the local media segment for the year ended December 31, 2023. Advertising revenue is generated primarily from the sale of advertising spots/impressions. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered.

The principal consideration for our determination that performing procedures relating to the local media segment advertising revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for advertising revenue, including controls over the recording of advertising revenue in the period in which the advertising spots/impressions are delivered. These procedures also included, among others, evaluating revenue recognition for a sample of advertising transactions by obtaining taped recordings denoting the as-aired advertisements and comparing those ads to the invoices generated and cash received against revenue transactions recorded in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 29, 2024

We have served as the Company’s auditor since 2009.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$662	$884
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	616	612
Income taxes receivable	8	5
Prepaid expenses and other current assets	189	182
Total current assets	1,475	1,683
Property and equipment, net	715	728
Operating lease assets	142	145
Goodwill	2,082	2,088
Indefinite-lived intangible assets	150	150
Customer relationships, net	369	444
Other definite-lived intangible assets, net	410	502
Other assets	742	964
Total assets (a)	$6,085	$6,704

LIABILITIES , REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$913	$397
Current portion of notes payable, finance leases, and commercial bank financing	36	38
Current portion of operating lease liabilities	21	23
Current portion of program contracts payable	76	83
Other current liabilities	57	67
Total current liabilities	1,103	608
Notes payable, finance leases, and commercial bank financing, less current portion	4,139	4,227
Operating lease liabilities, less current portion	152	154
Program contracts payable, less current portion	14	10
Deferred tax liabilities	252	610
Other long-term liabilities	204	220
Total liabilities (a)	5,864	5,829
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	—	194
Shareholders' equity:
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 39,737,682 and 45,847,879 shares issued and outstanding, respectively	1	1
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	517	624
(Accumulated deficit) retained earnings	(234)	122
Accumulated other comprehensive income	1	1
Total Sinclair shareholders’ equity	285	748
Noncontrolling interests	(64)	(67)
Total equity	221	681
Total liabilities, redeemable noncontrolling interests, and equity	$6,085	$6,704

The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2023 and 2022 include total assets of Variable Interest Entities ("VIEs") of $85 million and $115 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2023 and 2022 include total liabilities of the VIEs of $17 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 14. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions, except share and per share data)

	2023	2022	2021
REVENUES:
Media revenues	$3,106	$3,894	$6,083
Non-media revenues	28	34	51
Total revenues	3,134	3,928	6,134

OPERATING EXPENSES:
Media programming and production expenses	1,611	1,942	4,291
Media selling, general and administrative expenses	747	812	908
Amortization of program contract costs	80	90	93
Non-media expenses	49	44	57
Depreciation of property and equipment	105	100	114
Corporate general and administrative expenses	694	160	170
Amortization of definite-lived intangible and other assets	166	221	477
Loss (gain) on deconsolidation of subsidiary	10	(3,357)	—
Loss (gain) on asset dispositions and other, net of impairment	3	(64)	(71)
Total operating expenses (gains)	3,465	(52)	6,039
Operating (loss) income	(331)	3,980	95

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(305)	(296)	(618)
Gain (loss) on extinguishment of debt	15	3	(7)
Income from equity method investments	29	56	45
Other expense, net	(45)	(129)	(14)
Total other expense, net	(306)	(366)	(594)
(Loss) income before income taxes	(637)	3,614	(499)
INCOME TAX BENEFIT (PROVISION)	358	(913)	173
NET (LOSS) INCOME	(279)	2,701	(326)
Net loss (income) attributable to the redeemable noncontrolling interests	4	(20)	(18)
Net income attributable to the noncontrolling interests	(16)	(29)	(70)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR	$(291)	$2,652	$(414)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic (loss) earnings per share	$(4.46)	$37.54	$(5.51)
Diluted (loss) earnings per share	$(4.46)	$37.54	$(5.51)
Basic weighted average common shares outstanding (in thousands)	65,125	70,653	75,050
Diluted weighted average common and common equivalent shares outstanding (in thousands)	65,125	70,656	75,050

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions)

	2023	2022	2021
Net (loss) income	$(279)	$2,701	$(326)
Adjustments to post-retirement obligations, net of taxes	—	3	1
Share of other comprehensive gain of equity method investments	—	3	7
Comprehensive (loss) income	(279)	2,707	(318)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	4	(20)	(18)
Comprehensive income attributable to noncontrolling interests	(16)	(29)	(70)
Comprehensive (loss) income attributable to Sinclair	$(291)	$2,658	$(406)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions, except share data)

		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Class A and Class B Common Stock ($0.80 per share)	—	—	—	—	—	—	(60)	—	—	(60)
Class B Common Stock converted into Class A Common Stock	—	952,626	—	(952,626)	—	—	—	—	—	—
Repurchases of Class A Common Stock	—	(2,438,585)	—	—	—	(61)	—	—	—	(61)
Class A Common Stock issued pursuant to employee benefit plans	—	1,547,591	—	—	—	31	—	—	—	31
Distributions to noncontrolling interests, net	(11)	—	—	—	—	—	—	—	(95)	(95)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net income (loss)	18	—	—	—	—	—	(414)	—	70	(344)
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions, except share data)

		Sinclair Shareholders
	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Class A and Class B Common Stock ($1.00 per share)	—	—	—	—	—	—	(70)	—	—	(70)
Repurchases of Class A Common Stock	—	(4,850,398)	—	—	—	(120)	—	—	—	(120)
Class A Common Stock issued pursuant to employee benefit plans	—	1,383,974	—	—	—	53	—	—	—	53
Distributions to noncontrolling interests, net	(7)	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	20	—	—	—	—	—	2,652	—	29	2,681
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions, except share data)

		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Class A and Class B Common Stock ($1.00 per share)	—	—	—	—	—	—	(65)	—	—	(65)
Repurchases of Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Class A Common Stock issued pursuant to employee benefit plans	—	2,674,825	—	—	—	46	—	—	—	46
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(13)	(13)
Redemption, net	(190)	—	—	—	—	—	—	—	—	—
Net (loss) income	(4)	—	—	—	—	—	(291)	—	16	(275)
BALANCE, December 31, 2023	$—	39,737,682	$1	23,775,056	$—	$517	$(234)	$1	$(64)	$221

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(279)	$2,701	$(326)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of sports programming rights	—	326	2,350
Amortization of definite-lived intangible and other assets	166	221	477
Depreciation of property and equipment	105	100	114
Amortization of program contract costs	80	90	93
Stock-based compensation	45	50	60
Deferred tax (benefit) provision	(358)	906	(92)
Loss (gain) on asset dispositions and other, net of impairment	3	(11)	(69)
Loss (gain) on deconsolidation of subsidiary	10	(3,357)	—
Income from equity method investments	(29)	(56)	(45)
Loss from investments	91	133	38
Distributions from investments	32	87	54
Sports programming rights payments	—	(325)	(1,834)
Rebate payments to distributors	—	(15)	(202)
(Gain) loss on extinguishment of debt	(15)	(3)	7
Changes in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
(Increase) decrease in accounts receivable	(8)	20	(187)
Increase in prepaid expenses and other current assets	(32)	(96)	(86)
Increase (decrease) in accounts payable and accrued and other current liabilities	512	(14)	113
Net change in current and long-term net income taxes payable/receivable	(3)	147	(52)
Decrease in program contracts payable	(88)	(103)	(102)
Other, net	3	(2)	16
Net cash flows from operating activities	235	799	327
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(92)	(105)	(80)
Spectrum repack reimbursements	8	4	24
Proceeds from the sale of assets	1	9	43
Deconsolidation of subsidiary cash	—	(315)	—
Purchases of investments	(72)	(75)	(256)
Distributions from investments	206	99	26
Other, net	1	2	(3)
Net cash flows from (used in) investing activities	52	(381)	(246)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	728	357
Repayments of notes payable, commercial bank financing, and finance leases	(85)	(863)	(601)
Repurchase of outstanding Class A Common Stock	(153)	(120)	(61)
Dividends paid on Class A and Class B Common Stock	(65)	(70)	(60)
Dividends paid on redeemable subsidiary preferred equity	—	(7)	(5)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—
Distributions to noncontrolling interests, net	(13)	(12)	(95)
Distributions to redeemable noncontrolling interests	—	—	(6)
Other, net	(3)	(9)	(53)
Net cash flows used in financing activities	(509)	(353)	(524)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(222)	65	(443)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	884	819	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$662	$884	$819

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair, Inc. ("Sinclair") is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platform, and, prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), regional sports networks. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks and professional sports. Additionally, we own digital media companies that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage, and/or operate technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2023, we had two reportable segments: local media and tennis. Prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), we had one additional reportable segment, local sports. The local media segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to LMAs, or provide sales services and other non-programming operating services pursuant to other outsourcing agreements, such as JSAs and SSAs. These stations broadcast 640 channels as of December 31, 2023. For the purpose of this report, these 185 stations and 640 channels are referred to as "our" stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel Plus streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; and Tennis.com. The local sports segment consisted primarily of the Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from our financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, we refer to the Bally RSNs and Marquee as "the RSNs." The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and VIEs for which we are the primary beneficiary. Noncontrolling interests represent a minority owner's proportionate share of the equity in certain of our consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of our control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 14. Variable Interest Entities for more information on our VIEs.

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income (loss) from equity method investments represents our proportionate share of net income or loss generated by equity method investees.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, Old Sinclair's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH") completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). The consolidated statement of operations for the year ended December 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH were no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in our consolidated statements of operations for the year ended December 31, 2022. During the year ended December 31, 2023, we recorded an adjustment to the deconsolidation gain of $10 million. Subsequent to the Deconsolidation, our equity ownership interest in DSIH is accounted for under the equity method of accounting. See Note 6. Other Assets for more information.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this guidance.

In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures, requiring annual disclosure of consistent categories and greater disaggregation of information in the rate reconciliation table; additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); income taxes paid disaggregated by jurisdiction; and income or loss before income tax disaggregated between foreign and domestic. The guidance is effective for annual periods beginning after December 15, 2024, applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this guidance.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We regularly review accounts receivable and determine an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant's ability to pay, past collection experience, and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the appropriate allowance level.

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2023, 2022, and 2021 is as follows (in millions):

	2023	2022	2021
Balance at beginning of period	$5	$7	$5
Charged to expense	3	4	3
Net write-offs	(4)	(6)	(1)
Balance at end of period	$4	$5	$7

As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of our accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of our accounts receivable, net. As of December 31, 2021, three customers accounted for 15%, 15%, and 12%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Sports Programming Rights

DSIH has multi-year program rights agreements that provided DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. Prior to the Deconsolidation, we amortized these rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

Impairment of Goodwill, Indefinite-lived Intangible Assets, and Other Long-lived Assets

We evaluate our goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that an impairment may exist. Our goodwill has been allocated to, and is tested for impairment at, the reporting unit level. A reporting unit is an operating segment or a component of an operating segment to the extent that the component constitutes a business for which discrete financial information is available and regularly reviewed by management. Components of an operating segment with similar characteristics are aggregated when testing goodwill for impairment.

In the performance of our annual assessment of goodwill for impairment, we have the option to qualitatively assess whether it is more likely than not that a reporting unit has been impaired.  As part of this qualitative assessment, we weigh the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments.

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare it to the net book value of the reporting unit. If the fair value is less than the net book value, we will record an impairment to goodwill for the amount of the difference. We estimate the fair value of our reporting units utilizing the income approach involving the performance of a discounted cash flow analysis. Our discounted cash flow model is based on our judgment of future market conditions based on our internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis, and includes adjustments for market risk and company specific risk.

Our indefinite-lived intangible assets consist primarily of our broadcast licenses and a trade name. For our annual impairment test for indefinite-lived intangible assets, we have the option to perform a qualitative assessment to determine whether it is more likely than not that these assets are impaired. As part of this qualitative assessment we weigh the relative impact of factors that are specific to the indefinite-lived intangible assets as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments. When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. We estimate the fair values of our broadcast licenses using the Greenfield method, which is an income approach. This method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenues and long-term growth projections, estimated market share for the typical participant without a network affiliation, and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk. If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We evaluate our long-lived assets, including definite-lived intangible assets, for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of long-lived assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. We estimate fair value using an income approach involving the performance of a discounted cash flow analysis.

During the years ended December 31, 2023, 2022, and 2021, we did not identify any indicators that our goodwill, indefinite-lived or long-lived assets may not be recoverable. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

We believe we have made reasonable estimates and utilized appropriate assumptions in the performance of our impairment assessments. If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, and significant increases in discount rates, among other factors, we could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

When factors indicate that there may be a decrease in value of an equity method investment, we assess whether a loss in value has occurred. If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly. For any equity method investments that indicate a potential impairment, we estimate the fair values of those investments using a combination of a market-based approach, which considers earnings and cash flow multiples of comparable businesses and recent market transactions, as well as an income approach involving the performance of a discounted cash flow analysis. See Note 6. Other Assets for more information.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2023 and 2022 (in millions):

	2023	2022
Compensation and employee benefits	$98	$100
Interest	12	11
Programming related obligations	156	151
Legal, litigation, and regulatory (a)	505	10
Accounts payable and other operating expenses	142	125
Total accounts payable and accrued liabilities	$913	$397

(a)See Note 13. Commitments and Contingencies for additional information regarding the litigation accruals recorded.

We expense these activities when incurred.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2023 and 2022, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions, and we record a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided. See Note 12. Income Taxes, for further discussion of accrued unrecognized tax benefits.

Hedge Accounting

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.90%, and we receive a floating rate of interest based on the Secured Overnight Financing Rate ("SOFR").

We have determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in our consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in our consolidated statements of cash flows. See Interest Rate Swap within Note 7. Notes Payable and Commercial Bank Financing for further discussion.

Supplemental Information — Statements of Cash Flows

During the years ended December 31, 2023, 2022, and 2021, we had the following cash transactions (in millions):

	2023	2022	2021
Income taxes paid	$5	$18	$16
Income tax refunds	$1	$158	$44
Interest paid	$294	$387	$583

Non-cash investing activities included property and equipment purchases of $5 million for each of the years ended December 31, 2023, 2022, and 2021 and the receipt of equipment with a fair value of $58 million in connection with completing the repack process as more fully described in Note 2. Acquisitions and Dispositions of Assets for the year ended December 31, 2021.

During the years ended December 31, 2022 and 2021, we received equity shares in investments valued at $3 million and $6 million, respectively, in exchange for an equivalent value of advertising spots.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The following table presents our revenue disaggregated by type and segment for the years ended December 31, 2023, 2022, and 2021 (in millions):

For the year ended December 31, 2023	Local media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,491	$189	$—	$—	$1,680
Advertising revenue	1,236	37	25	(13)	1,285
Other media, non-media, and intercompany revenue	139	2	37	(9)	169
Total revenues	$2,866	$228	$62	$(22)	$3,134

For the year ended December 31, 2022	Local media	Tennis	Local sports	Other	Eliminations	Total
Distribution revenue	$1,531	$179	$433	$—	$—	$2,143
Advertising revenue	1,518	33	44	41	(22)	1,614
Other media, non-media, and intercompany revenue	144	5	5	54	(37)	171
Total revenues	$3,193	$217	$482	$95	$(59)	$3,928

For the year ended December 31, 2021	Local media	Tennis	Local sports	Other	Eliminations	Total
Distribution revenue	$1,476	$192	$2,620	$—	$—	$4,288
Advertising revenue	1,230	29	409	64	(41)	1,691
Other media, non-media, and intercompany revenue	181	3	27	64	(120)	155
Total revenues	$2,887	$224	$3,056	$128	$(161)	$6,134

Distribution Revenue. We generate distribution revenue through fees received from Distributors for the right to distribute our stations, other properties, and, prior to the Deconsolidation, the RSNs. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers ("as usage occurs") which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions within our broadcast television, digital platforms, and, prior to the Deconsolidation, RSNs. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

Practical Expedients and Exemptions. We expense sales commissions when incurred because the period of benefit for these costs is one year or less. These costs are recorded within media selling, general and administrative expenses. In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Arrangements with Multiple Performance Obligations. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price, which is generally based on the prices charged to customers.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenues. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within our consolidated balance sheets, based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $178 million, $200 million, and $235 million as of December 31, 2023, 2022, and 2021, respectively, of which $124 million, $144 million, and $164 million as of December 31, 2023, 2022, and 2021, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the years ended December 31, 2023 and 2022 that was included in the deferred revenue balance as of December 31, 2022 and 2021 was $50 million and $62 million, respectively.

For the year ended December 31, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. For the year ended December 31, 2022, three customers accounted for 12%, 11%, and 10%, respectively, of our total revenues. For the year ended December 31, 2021, three customers accounted for 19%, 18%, and 14%, respectively, of our total revenues. For purposes of this disclosure, a single customer may include multiple entities under common control.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, were $8 million, $9 million, and $22 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Financial Instruments

Financial instruments, as of December 31, 2023 and 2022, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, stock options and warrants, and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 18. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We maintain a supplemental executive retirement plan which we inherited upon the acquisition of certain stations. As of December 31, 2023, the estimated projected benefit obligation was $14 million, of which $1 million is included in accrued expenses and $13 million is included in other long-term liabilities in our consolidated balance sheets. At December 31, 2023, the projected benefit obligation was measured using a 4.92% discount rate compared to a discount rate of 5.20% for the year ended December 31, 2022. For each of the years ended December 31, 2023 and 2022, we made $1 million in benefit payments. We recognized an actuarial loss of $0.3 million and gain of $3 million through other comprehensive income for the years ended December 31, 2023 and 2022, respectively. For each of the years ended December 31, 2023 and 2022, we recognized $1 million of periodic pension expense, reported in other expense, net in our consolidated statements of operations.

We also maintain other post-retirement plans provided to certain employees. The plans are voluntary programs that primarily allow participants to defer eligible compensation and they may also qualify to receive a discretionary match on their deferral. As of December 31, 2023, the assets and liabilities included in our consolidated balance sheets related to deferred compensation plans were $45 million and $44 million, respectively.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS:

During the year ended December 31, 2021, we acquired certain businesses for an aggregate purchase price, net of cash acquired, of $10 million, including working capital adjustments and other adjustments. There were no acquisitions during the years ended December 31, 2023 and 2022.

The following summarizes the acquisition activity during the year ended December 31, 2021:

2021 Acquisitions

During the year ended December 31, 2021, we completed the acquisition of ZypMedia for approximately $7 million in cash. The acquired assets and liabilities were recorded at fair value as of the closing date of the transactions.

During the year ended December 31, 2021, we purchased 360IA, LLC for $5 million, with $2 million being paid in cash and the remaining to be paid in $1 million increments on each of the first three anniversaries following the closing date.

Financial Results of Acquisitions

The following tables summarize the results of the net revenues and operating loss included in the financial statements of the Company beginning on the acquisition date of each acquisition as listed below (in millions):

	2023	2022	2021
Revenues:
Other acquisitions in 2021	$39	$72	$8

	2023	2022	2021
Operating Loss:
Other acquisitions in 2021	$(12)	$(7)	$(45)

Dispositions

2021 Dispositions. In September 2021, we sold all of our radio broadcast stations, KOMO-FM, KOMO-AM, KPLZ-FM and KVI-AM in Seattle, WA, for consideration valued at $13 million. For the year ended December 31, 2021, we recorded a net loss of $12 million related to the sale, which is included within loss (gain) on asset dispositions and other, net of impairment in our consolidated statements of operations, and was primarily related to the write-down of the carrying value of the assets to estimate the selling price.

In June 2021, we sold our controlling interest in Triangle Sign & Service, LLC ("Triangle") for $12 million. We recorded a gain on the sale of Triangle of $6 million, of which $3 million was attributable to noncontrolling interests, for the year ended December 31, 2021, which is included in the loss (gain) on asset dispositions and other, net of impairment and net (income) loss attributable to the noncontrolling interests, respectively, in our consolidated statements of operations.

In February 2021, we sold two of our television broadcast stations, WDKA-TV in Paducah, KY and KBSI-TV in Cape Girardeau, MO, for an aggregate sale price of $28 million. We recorded a gain of $12 million for the year ended December 31, 2021, which is included within loss (gain) on asset dispositions and other, net of impairment in our consolidated statements of operations.

Broadcast Incentive Auction. In 2012, Congress authorized the FCC to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. We do not expect reassignment to new channels to have a material impact on our coverage. We have received notification from the FCC that 100 of our stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. We expect that the reimbursements from the fund will cover the majority of our expenses related to the repack. We recorded gains related to reimbursements for the spectrum repack costs incurred of $8 million, $4 million, and $24 million for the years ended December 31, 2023, 2022, and 2021, respectively, which are recorded within loss (gain) on asset dispositions and other, net of impairment in our consolidated statements of operations. For the years ended December 31, 2022 and 2021, capital expenditures related to the spectrum repack were $1 million and $12 million, respectively.

In December 2020, the FCC began a similar repacking process associated with a portion of the C-Band spectrum in order to free up this spectrum for the use of 5G wireless services. The repack was scheduled to be completed in two phases, the first ended on December 31, 2021 and the second ended on December 31, 2023. Prior to the Deconsolidation, DSG entered into an agreement with a communications provider in which they received equipment to complete the repack process at a maximum cost to DSG of $15 million. Prior to the Deconsolidation, for the year ended December 31, 2021, we recognized a gain of $43 million, which is recorded within loss (gain) on asset dispositions and other, net of impairment in our consolidated statements of operations, equal to the fair value of the equipment that DSG received of $58 million, less the maximum cost to DSG of $15 million.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK-BASED COMPENSATION PLANS:

In June 1996, the Board adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan ("LTIP"). The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees. Under the LTIP, we have issued restricted stock awards ("RSAs"), stock grants to our non-employee directors, stock-settled appreciation rights ("SAR"), and stock options. In June 2022, the Board adopted, upon approval of the shareholders by proxy, the 2022 Stock Incentive Plan ("SIP"). Upon approval of the SIP, it succeeded the LTIP and no additional awards were granted under the LTIP. All outstanding awards granted under the LTIP will remain subject to their original terms. The purpose of the SIP is to provide stock-based incentives that align the interests of employees, consultants, and outside directors with those of the stockholders of the Company by motivating its employees to achieve long-term results and rewarding them for their achievements, and to attract and retain the types of employees, consultants, and outside directors who will contribute to the Company’s long-range success.

As of December 31, 2023, a total of 10,498,506 shares of Class A Common Stock were reserved for awards under the SIP. As of December 31, 2023, 7,425,918 shares were available for future grants. Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions for participants in our 401(k) plan, an employee stock purchase plan ("ESPP"), and subsidiary stock awards. Stock-based compensation expense has no effect on our consolidated cash flows. For the years ended December 31, 2023, 2022, and 2021, we recorded stock-based compensation of $45 million, $50 million, and $60 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

Restricted Stock Awards

RSAs issued in 2023 have certain restrictions that generally lapse after two years at 100% or over two years at 50% and 50%, respectively. RSAs issued in 2022 and 2021 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market. Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding, resulting in a dilutive effect on basic and diluted earnings per share. The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2022	477,721	$29.53
2023 Activity:
Granted	1,440,446	15.54
Vested	(985,881)	17.12
Forfeited (a)	(13,819)	21.03
Unvested shares at December 31, 2023	918,467	$21.04
 (a) Forfeitures are recognized as they occur.

We recorded compensation expense of $19 million for both of the years ended December 31, 2023 and 2022, respectively, and $21 million for the year ended December 31, 2021. The majority of the unrecognized compensation expense of $9 million as of December 31, 2023 will be recognized in 2024.

Stock Grants to Non-Employee Directors

In addition to fees paid in cash to our non-employee directors, on the date of each annual meeting of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock. We issued 80,496 shares in 2023, 60,732 shares in 2022, and 45,836 shares in 2021. We recorded expense of $1 million for the year ended December 31, 2023 and $2 million for each of the years ended December 31, 2022 and 2021, which was based on the average share price of the stock on the date of grant. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Settled Appreciation Rights

These awards entitle holders to the appreciation in our Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2023, 2022, and 2021, we recorded compensation expense of $7 million, $10 million, and $15 million, respectively.

The following is a summary of the 2023 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2022	3,269,916	$30.16
2023 Activity:
Granted	1,474,764	15.97
Outstanding SARs at December 31, 2023	4,744,680	$25.75

As of December 31, 2023, there was no aggregate intrinsic value of the SARs outstanding and the outstanding SARs have a weighted average remaining contractual life of 8 years.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2023	2022	2021
Risk-free interest rate	4.4%	1.6%	0.6%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	52.1%	49.6%	48.2%
Annual dividend yield	6.8%	3.0%	2.5%

The risk-free interest rate is based on the U.S. Treasury yield curve, in effect at the time of grant, for U.S. Treasury STRIPS that approximate the expected life of the award. The expected volatility is based on our historical stock prices over a period equal to the expected life of the award.  The annual dividend yield is based on the annual dividend per share divided by the share price on the grant date.

During 2022, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Options

As of December 31, 2023, there were options outstanding to purchase 375,000 shares of Class A Common Stock. These options are fully vested and have a weighted average exercise price of $31.25 and a weighted average remaining contractual term of 2 years. As of December 31, 2023, there was no aggregate intrinsic value for the options outstanding. There was no grant, exercise, or forfeiture activity during the year ended December 31, 2023. There was no expense recognized during the years ended December 31, 2023, 2022, and 2021.

401(k) Match

The Sinclair, Inc. 401(k) Profit Sharing Plan and Trust ("the 401(k) Plan") is available as a benefit for our eligible employees. Contributions made to the 401(k) Plan include an employee elected salary reduction amount with a match calculation (the "Match"). The Match and any additional discretionary contributions may be made using our Class A Common Stock, if the Board so chooses. Typically, we make the Match using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) Plan.  The number of our Class A Common shares granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match. We recorded $17 million for each of the years ended December 31, 2023 and 2022 and $20 million for the year ended December 31, 2021 of stock-based compensation expense related to the Match. As of December 31, 2023, a total of 7,000,000 shares of Class A Common Stock were reserved for matches under the plan. As of December 31, 2023, 445,970 shares were available for future grants.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP was $1 million for the year ended December 31, 2023 and $2 million for each of the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, a total of 5,200,000 shares of Class A Common Stock were reserved for awards under the plan. As of December 31, 2023, 1,273,854 shares were available for future purchases.

4. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is generally computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Operating equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under finance leases	Lease term

Acquired property and equipment is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2023 and 2022 (in millions):

	2023	2022
Land and improvements	$72	$72
Real estate held for development and sale	19	19
Buildings and improvements	309	300
Operating equipment	879	873
Office furniture and equipment	149	130
Leasehold improvements	47	45
Automotive equipment	64	63
Finance lease assets	61	61
Construction in progress	90	74
	1,690	1,637
Less: accumulated depreciation	(975)	(909)
	$715	$728

5. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The change in the carrying amount of goodwill at December 31, 2023 and 2022 was as follows (in millions):

	Local media	Tennis	Other	Consolidated
Balance at December 31, 2021	$2,016	$61	$11	$2,088
Balance at December 31, 2022	$2,016	$61	$11	$2,088
Disposition	—	—	(6)	(6)
Balance at December 31, 2023	$2,016	$61	$5	$2,082

Our accumulated goodwill impairment was $3,029 million as of both December 31, 2023 and 2022.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For our annual goodwill impairment tests related to our local media and other reporting units in 2023, our other reporting units in 2022, and our local media and other reporting units in 2021, we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment. The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2023 or 2022, and therefore did not perform interim impairment tests for goodwill during those periods.

For our annual goodwill impairment test related to our local media reporting unit in 2022, we elected to perform a quantitative assessment and concluded that its fair value substantially exceeded its carrying value. The key assumptions used to determine the fair value of our local media reporting unit consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, profit margins, and growth rates. The discount rate used to determine the fair value of our local media reporting unit is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television broadcasting company, and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and growth rates and profit margins are based on market studies, industry knowledge, and historical performance.

As of December 31, 2023 and 2022, the carrying amount of our indefinite-lived intangible assets was as follows (in millions):

	Local media	Tennis	Other	Consolidated
Balance at December 31, 2021 (a)	$123	$24	$3	$150
Balance at December 31, 2022 (a) (b)	$123	$24	$3	$150
Balance at December 31, 2023 (a) (b)	$123	$24	$3	$150

(a)Our indefinite-lived intangible assets in our local media segment relate to broadcast licenses and our indefinite-lived intangible assets in our tennis segment and other relate to trade names.
(b)Approximately $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2023 and 2022.
We did not have any indicators of impairment for our indefinite-lived intangible assets in 2023 or 2022, and therefore did not perform interim impairment tests during those periods. We performed our annual impairment tests for indefinite-lived intangibles in 2023 and 2022 and as a result of our qualitative assessments, we recorded no impairment.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in millions):

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$1,098	$(729)	$369

Network affiliation	$1,435	$(1,032)	$403
Other	36	(29)	7
Total other definite-lived intangible assets (a)	$1,471	$(1,061)	$410

Total definite-lived intangible assets	$2,569	$(1,790)	$779

	As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (b)	$1,103	$(659)	$444

Network affiliation	$1,436	$(948)	$488
Other	34	(20)	14
Total other definite-lived intangible assets (a) (b)	$1,470	$(968)	$502

Total definite-lived intangible assets	$2,573	$(1,627)	$946

(a)Approximately $33 million and $40 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2023 and 2022, respectively.
(b)During 2022, we deconsolidated $3,330 million of customer relationships and $585 million of favorable sports contracts related to the Deconsolidation.
Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 14 years for customer relationships and 15 years for network affiliations. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2023, 2022, and 2021 was $166 million, $225 million, and $554 million, respectively, of which $4 million and $77 million as of December 31, 2022 and 2021, respectively, was associated with the amortization of favorable sports contracts prior to the Deconsolidation and is presented within media programming and production expenses in our statements of operations. We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets. There were no impairment charges recorded for the years ended December 31, 2023, 2022, and 2021, as there were no indicators of impairment.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2024	$149
2025	143
2026	141
2027	127
2028	101
2029 and thereafter	118
$779

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER ASSETS:

Other assets as of December 31, 2023 and 2022 consisted of the following (in millions):

	2023	2022
Equity method investments	$128	$113
Other investments	387	442
Note receivable	—	193
Income tax receivable	131	131
Post-retirement plan assets	45	41
Other	51	44
Total other assets	$742	$964

Equity Method Investments

We have a portfolio of investments in a number of entities that are primarily focused on the development of real estate and other media and non-media businesses, our investment in DSIH (subsequent to the Deconsolidation), and an investment in the YES Network (prior to the Deconsolidation). No investments were individually significant for the years ended December 31, 2023, 2022, and 2021.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the year ended December 31, 2023, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the YES Network as an equity method investment, which was recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment was included within income from equity method investments in our consolidated statements of operations. We recorded income of $10 million and $41 million related to our investment for the years ended December 31, 2022 and 2021, respectively.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

At December 31, 2023 and 2022, we held $162 million and $234 million, respectively, in investments measured at fair value and $189 million and $190 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $87 million, a loss of $145 million, and a loss of $42 million during the years ended December 31, 2023, 2022, and 2021, respectively, associated with these securities, which is reflected in other (expense) income, net in our consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $36 million as of December 31, 2023 and $18 million, net of $7 million of cumulative impairments, as of December 31, 2022. We recorded a $6 million impairment related to one investment during the year ended December 31, 2023, which is reflected in other expense, net in our consolidated statements of operations. We recorded no impairments related to these investments for the years ended December 31, 2022 and 2021.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2020, we entered into a commercial agreement with Bally's. As part of this arrangement, we received warrants to acquire up to 8.2 million shares of Bally's common stock for a penny per share, of which 3.3 million are exercisable upon meeting certain performance metrics. We also received options to purchase up to 1.6 million shares of Bally's common stock with exercise prices between $30 and $45 per share, exercisable after four years. In April 2021, we made an incremental investment of $93 million in Bally's in the form of non-voting perpetual warrants, convertible into 1.7 million shares of Bally's common stock at an exercise price of $0.01 per share, subject to certain adjustments. These investments are reflected at fair value within our financial statements. See Note 18. Fair Value Measurements for further discussion.

As of December 31, 2023 and 2022, our unfunded commitments related to certain equity investments totaled $103 million and $128 million, respectively, including $74 million and $88 million, respectively, related to investments measured at NAV.

Note Receivable

We are party to an Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer eliminated as intercompany transactions and, therefore, are reflected in our consolidated financial statements. On May 10, 2023, DSPV paid the Company approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. There was no outstanding balance as of December 31, 2023 and an outstanding balance of $193 million as of December 31, 2022, which is recorded within other assets in our consolidated balance sheets. As of December 31, 2023, the maximum aggregate commitment under the A/R Facility is $50 million and the A/R Facility has a maturity date of September 23, 2024.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including "finance leases to affiliates") consisted of the following as of December 31, 2023 and 2022 (in millions):

	2023	2022
Bank Credit Agreement:
Term Loan B-2, due September 30, 2026 (a)	$1,215	$1,258
Term Loan B-3, due April 1, 2028	722	729
Term Loan B-4, due April 21, 2029	739	746
STG Notes (b):
5.125% Unsecured Notes, due February 15, 2027	274	282
5.500% Unsecured Notes, due March 1, 2030	485	500
4.125% Senior Secured Notes, due December 1, 2030	737	750
Debt of variable interest entities	7	8
Debt of non-media subsidiaries	15	16
Finance leases	20	23
Finance leases - affiliate	7	9
Total outstanding principal	4,221	4,321
Less: Deferred financing costs and discounts	(46)	(56)
Less: Current portion	(34)	(35)
Less: Finance leases - affiliate, current portion	(2)	(3)
Net carrying value of long-term debt	$4,139	$4,227

(a)During the year ended December 31, 2023, STG repurchased $30 million aggregate principal amount of the Term Loan B-2 for consideration of $26 million. See Bank Credit Agreement below.
(b)During the year ended December 31, 2023, we purchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Notes, 5.500% Notes, the 4.125% Notes, respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition. See STG Notes below.

Debt under the Bank Credit Agreement, notes payable, and finance leases as of December 31, 2023 matures as follows (in millions):

	Notes and Bank Credit Agreement	Finance Leases	Total
2024	$31	$7	$38
2025	43	7	50
2026	1,204	7	1,211
2027	292	4	296
2028	699	2	701
2029 and thereafter	1,925	5	1,930
Total minimum payments	4,194	32	4,226
Less: Deferred financing costs and discounts	(46)	—	(46)
Less: Amount representing future interest	—	(5)	(5)
Net carrying value of total debt	$4,148	$27	$4,175

Interest expense in our consolidated statements of operations was $305 million, $296 million, and $618 million for the years ended December 31, 2023, 2022, and 2021, respectively. Interest expense included amortization of deferred financing costs, debt discounts, and premiums of $10 million, $12 million, and $30 million for the years ended December 31, 2023, 2022, and 2021, respectively.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2023 and 2022:

		Weighted Average Effective Rate
	Stated Rate	2023	2022
Bank Credit Agreement:
Term Loan B-2 (a)	SOFR plus 2.50%	7.98%	4.62%
Term Loan B-3 (a)	SOFR plus 3.00%	8.35%	4.88%
Term Loan B-4 (b)	SOFR plus 3.75%	9.77%	8.21%
Revolving Credit Facility (b) (c)	SOFR plus 2.00%	—%	—%
STG Notes:
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	4.31%

(a)The STG Term Loan B-2 converted to using the Secured Overnight Financing Rate ("SOFR") upon the complete phase-out of LIBOR on June 30, 2023 and was subject to customary credit spread adjustments set at the time of the rate conversion. The STG Term Loan B-3 has LIBOR to SOFR conversion terms, including the applicable credit spread adjustments, built into the existing agreement.
(b)Interest rate terms on the STG Term Loan B-4 and revolving credit facility include additional customary credit spread adjustments.
(c)We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio (as defined in the Bank Credit Agreement) is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. The revolving credit facility is priced at SOFR plus 2.00%, subject to decrease if the specified first lien leverage ratio (as defined in the Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2023 and 2022, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the revolving credit facility and the revolving credit facility matures on December 4, 2025. See Bank Credit Agreement below for further information.

We recorded a $23 million original issuance discount during the year ended December 31, 2022 and $4 million of debt issuance costs during the year ended December 31, 2021. Debt issuance costs and original issuance discounts and premiums are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to our revolving credit facility, which are presented within other assets in our consolidated balance sheets.

Bank Credit Agreement

STG, a wholly owned subsidiary of SBG, has a syndicated credit facility which includes both revolving credit and issued term loans (the "Bank Credit Agreement").

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of December 31, 2023, the STG first lien leverage ratio was below 4.5x. The financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of December 31, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants which we were in compliance with as of December 31, 2023.

On April 1, 2021, STG amended the Bank Credit Agreement to raise additional term loans in an aggregate principal amount of $740 million ("Term Loan B-3"), with an original issuance discount of $4 million, the proceeds of which were used to refinance a portion of the Term Loan B-1 maturing in January 2024. The Term Loan B-3 matures in April 2028 and bears interest at SOFR plus 3.00%.

On April 21, 2022, STG entered into the Fourth Amendment (the "Fourth Amendment") to the Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto (the "Guarantors") and the lenders and other parties thereto.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Fourth Amendment, STG raised Term B-4 Loans (as defined in the Bank Credit Agreement) in an aggregate principal amount of $750 million, which mature on April 21, 2029 (the "Term Loan B-4"). The Term Loan B-4 was issued at 97% of par and bears interest, at STG’s option, at Term SOFR plus 3.75% (subject to customary credit spread adjustments) or base rate plus 2.75%. The proceeds from the Term Loan B-4 were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025. For the year ended December 31, 2022, we capitalized an original issuance discount of $23 million associated with the issuance of the Term Loan B-4, which is reflected as a reduction to the outstanding debt balance and will be recognized as interest expense over the term of the outstanding debt utilizing the effective interest method. We recognized a loss on extinguishment of $10 million for the year ended December 31, 2022.

The Term Loan B-2, Term Loan B-3, and Term Loan B-4 amortize in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loan, with the balance being payable on the maturity date.

During the year ended December 31, 2023, STG repurchased $30 million aggregate principal amount of the Term Loan B-2 for consideration of $26 million. SBG recognized a gain on extinguishment of $3 million for the year ended December 31, 2023.

In January 2024, STG repurchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million.

STG Notes

During the year ended December 31, 2022, we purchased $118 million aggregate principal amount of the 5.125% Notes in open market transactions for consideration of $104 million. The 5.125% Notes acquired during the year ended December 31, 2022 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the 5.125% Notes of $13 million for the year ended December 31, 2022.

During the year ended December 31, 2023, we purchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Notes, the 5.500% Notes, and the 4.125% Notes, respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG Notes of $12 million for the year ended December 31, 2023.

The price at which we may redeem the STG Notes is set forth in the respective indenture of the STG Notes. Also, if we sell certain of our assets or experience specific kinds of changes of control, the holders of these STG Notes may require us to repurchase some or all of the outstanding STG Notes.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debt of Variable Interest Entities and Guarantees of Third-party Obligations

We jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both December 31, 2023 and 2022, all of which related to consolidated VIEs is included in our consolidated balance sheets. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $117 million with annual escalations of 4% for the next five years. As of December 31, 2023, we have determined that it is not probable that we would have to perform under any of these guarantees.

Interest Rate Swap

During the year ended December 31, 2023, we entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of December 31, 2023, the fair value of the interest rate swap was an asset of $1 million, which is recorded in other assets in our consolidated balance sheets.

Finance Leases

For more information related to our finance leases and affiliate finance leases see Note 8. Leases and Note 15. Related Person Transactions, respectively.

8. LEASES:

We determine if a contractual arrangement is a lease at inception. Our lease arrangements provide the Company the right to utilize certain specified tangible assets for a period of time in exchange for consideration. Our leases primarily relate to building space, tower space, and equipment. We do not separate non-lease components from our building and tower leases for the purposes of measuring our lease liabilities and assets. Our leases consist of operating leases and finance leases which are presented separately in our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

We recognize a lease liability and a right of use asset at the lease commencement date based on the present value of the future lease payments over the lease term discounted using our incremental borrowing rate. Implicit interest rates within our lease arrangements are rarely determinable. Right of use assets also include, if applicable, prepaid lease payments and initial direct costs, less incentives received.

We recognize operating lease expense on a straight-line basis over the term of the lease within operating expenses. Expense associated with our finance leases consists of two components, including interest on our outstanding finance lease obligations and amortization of the related right of use assets. The interest component is recorded in interest expense and amortization of the finance lease asset is recognized on a straight-line basis over the term of the lease in depreciation of property and equipment.

Our leases do not contain any material residual value guarantees or material restrictive covenants. Some of our leases include optional renewal periods or termination provisions which we assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents lease expense we have recorded in our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Finance lease expense:
Amortization of finance lease asset	$4	$3	$3
Interest on lease liabilities	2	3	3
Total finance lease expense	6	6	6
Operating lease expense (a)	38	41	60
Total lease expense	$44	$47	$66

(a)Includes variable lease expense of $6 million for the year ended December 31, 2023 and $7 million for each of the years ended December 31, 2022 and 2021 and short-term lease expense of $1 million for the year ended December 31 2021.

The following table summarizes our outstanding operating and finance lease obligations as of December 31, 2023 (in millions):

	Operating Leases	Finance Leases	Total
2024	$31	$7	$38
2025	30	7	37
2026	29	7	36
2027	28	4	32
2028	24	2	26
2029 and thereafter	78	5	83
Total undiscounted obligations	220	32	252
Less imputed interest	(47)	(5)	(52)
Present value of lease obligations	$173	$27	$200

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2023 and December 31, 2022 (in millions, except lease term and discount rate):

	2023			2022
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$142	$12	(a)	$145	$16	(a)

Lease liabilities, current	$21	$6		$23	$6
Lease liabilities, non-current	152	21		154	26
Total lease liabilities	$173	$27		$177	$32

Weighted average remaining lease term (in years)	7.85	5.26		8.68	5.76
Weighted average discount rate	6.2%	7.9%		5.8%	8.0%

(a)Finance lease assets are reflected in property and equipment, net in our consolidated balance sheets.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents other information related to leases for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33	$35	$52
Operating cash flows from finance leases	$2	$3	$3
Financing cash flows from finance leases	$7	$6	$5
Leased assets obtained in exchange for new operating lease liabilities	$25	$15	$50
Leased assets obtained in exchange for new finance lease liabilities	$—	$1	$4

9. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2023 were as follows (in millions):

2024	$76
2025	9
2026	5
Total	90
Less: Current portion	(76)
Long-term portion of program contracts payable	$14

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period. While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $13 million. In addition, we have entered into non-cancelable commitments for future television program rights aggregating to $14 million as of December 31, 2023.

10. REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity in our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity

On August 23, 2019, Diamond Sports Holdings, LLC ("DSH"), an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity ("the Redeemable Subsidiary Preferred Equity").

On February 10, 2023, we purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase. We redeemed no Redeemable Subsidiary Preferred Equity during the years ended December 31, 2022 and 2021.

Dividends accrued during the years ended December 31, 2023, 2022, and 2021 were $3 million, $13 million, and $14 million, respectively, and are reflected in net income attributable to redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued during 2023, 2022, and the 2nd, 3rd, and 4th quarters of 2021 were paid in kind and added to the liquidation preference. The balance, net of issuance costs, and the liquidation preference of the Redeemable Subsidiary Preferred Equity was $194 million and $198 million, respectively, as of December 31, 2022.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the Board until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2023 and 2022, no Class B Common Stock shares were converted into Class A Common Stock shares. During 2021, 952,626 Class B Common Stock shares were converted into Class A Common Stock shares.

The Bank Credit Agreement and some of our subordinate debt instruments have restrictions on our ability to pay dividends on our common stock unless certain specific conditions are satisfied, including, but not limited to:
•no event of default then exists under each indenture or certain other specified agreements relating to our debt; and
•after taking into account the dividends payment, we are within certain restricted payment requirements contained in each indenture.

During 2023 and 2022, the Board declared a quarterly dividend in the months of February, May, August, and November which were paid in March, June, September, and December, respectively. Total dividend payments for each of the years ended December 31, 2023 and 2022 were $1.00 per share. In February 2024, the Board declared a quarterly dividend of $0.25 per share. Future dividends on our common shares, if any, will be at the discretion of the Board and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board may deem relevant. The holders of Class A Common Stock and Class B Common Stock have the same rights related to dividends.

On August 4, 2020, the Board authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. For the year ended December 31, 2023, we repurchased approximately 8.8 million shares of Class A Common Stock for $153 million. As of December 31, 2023, the total remaining repurchase authorization was $547 million. All shares were repurchased under a Rule 10b5-1 plan.

12. INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Current provision (benefit) for income taxes:
Federal	$5	$6	$(78)
State	(5)	3	2
	—	9	(76)
Deferred (benefit) provision for income taxes:
Federal	(342)	868	(93)
State	(16)	36	(4)
	(358)	904	(97)
(Benefit) provision for income taxes	$(358)	$913	$(173)

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments:
State income taxes, net of federal tax benefit (a)	4.6%	2.0%	(4.2)%
Valuation allowance (b)	30.6%	1.6%	(1.5)%
Noncontrolling interest (c)	0.4%	0.2%	2.6%
Federal tax credits (d)	0.6%	(0.2)%	10.6%
Net Operating Loss Carryback (e)	—%	—%	7.5%
Other	(0.9)%	0.7%	(1.3)%
Effective income tax rate	56.3%	25.3%	34.7%

(a)Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers, tax elections, law changes and/or impact of changes in apportionment.
(b)Our 2023 income tax provision includes a $212 million decrease related to the release of valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j). Our 2022 income tax provision includes a net $56 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets resulting from the Deconsolidation of Diamond. Our 2021 income tax provision includes a net $8 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets as a result of the changes in estimate of the state apportionment.
(c)Our 2023, 2022, and 2021 income tax provisions include a $3 million benefit, a $9 million expense, and a $13 million benefit, respectively, related to noncontrolling interest of various partnerships.
(d)Our 2021 income tax provision includes a benefit $40 million related to investments in sustainability initiatives whose activities qualify for federal income tax credits through 2021.
(e)Our 2021 income tax provision includes a benefit of $38 million as result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to the pre-2018 years when the federal tax rate was 35%.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes. Total deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Deferred Tax Assets:
Net operating losses:
Federal	$111	$14
State	151	131
IRC Section 163(j) interest expense carryforward	93	212
Investment in Bally's securities	83	70
Tax Credits	87	79
Other	118	98
	643	604
Valuation allowance for deferred tax assets	(120)	(312)
Total deferred tax assets	$523	$292

Deferred Tax Liabilities:
Goodwill and intangible assets	$(367)	$(384)
Property & equipment, net	(104)	(110)
Investment in DSIH	(250)	(356)
Other	(54)	(52)
Total deferred tax liabilities	(775)	(902)
Net deferred tax liabilities	$(252)	$(610)

At December 31, 2023, the Company had approximately $527 million and $3,236 million of gross federal and state net operating losses, respectively. Except for those without an expiration date, these losses will expire during various years from 2024 to 2043, and some of them are subject to annual limitations under the IRC Section 382 and similar state provisions. As discussed in Income Taxes within Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish a valuation allowance in accordance with the guidance related to accounting for income taxes. As of December 31, 2023, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences and a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future. During the year ended December 31, 2023, we decreased our valuation allowance by $192 million to $120 million. The decrease was primarily due to the release of valuation allowance related to interest expense carryforwards under the IRC Section 163(j) offset by a change in judgement in the realizability of certain state deferred tax assets. During the year ended December 31, 2022, we increased our valuation allowance by $56 million to $312 million. The increase was primarily due to uncertainty in the realizability of deferred tax assets related to interest expense carryforwards under the IRC Section 163(j), offset by a change in judgement in the realizability of certain state deferred tax assets.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our accrued unrecognized tax benefits (in millions):

	2023	2022	2021
Balance at January 1,	$17	$15	$11
Additions related to prior year tax positions	—	2	1
Additions related to current year tax positions	1	1	3
Reductions related to settlements with taxing authorities	(2)	—	—
Reductions related to expiration of the applicable statute of limitations	(2)	(1)	—
Balance at December 31,	$14	$17	$15

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Our 2014 through 2020 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years. We do not anticipate that resolution of these matters will result in a material change to our consolidated financial statements. In addition, we believe that our liability for unrecognized tax benefits could be reduced by up to $1 million, in the next twelve months, as a result of expected statute of limitations expirations and resolution of examination issues and settlements with tax authorities.

13. COMMITMENTS AND CONTINGENCIES:

Litigation

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. Except as noted below, we do not believe the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial statements.

FCC Litigation Matters. On May 22, 2020, the Federal Communications Commission ("FCC") released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture ("NAL") issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC's investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation ("Cunningham") station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024, and the matter remains pending.

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, reaffirming the forfeiture order and dismissing (and in the alternative, denying) the Petition for Reconsideration. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as we consolidate these stations as VIEs.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of December 31, 2023, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

Other Litigation Matters. On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice ("DOJ"). This consent decree resolves the DOJ's investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company's management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys' fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants' motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs' objections to the defendant's privilege claims. That privilege review is ongoing. On August 18, 2023, the defendants filed objections to the Special Master’s First Report and Recommendations with the Court. The Court overruled the defendants’ objections on January 31, 2024. The Special Master has not indicated when he expects to complete his privilege review. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs' claims against them. The Company and the other non-settling defendants continue to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

On July 19, 2023, as part of the ongoing bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the "Diamond Litigation", under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG, David D. Smith, Sinclair's Executive Chairman, Christopher S. Ripley, Sinclair's President and Chief Executive Officer, Lucy A. Rutishauser, Sinclair's Executive Vice President & Chief Financial Officer, and Scott Shapiro, Sinclair's Executive Vice President, Corporate Development and Strategy, as defendants.

In the complaint, plaintiffs challenge a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleges, among other things, that the management services agreement (the "MSA") entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally's Corporation ("Bally's") transaction in November 2020 through which Bally's acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint alleges that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserts a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs are seeking, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 17, 2024, Sinclair announced that it had agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the Diamond Litigation, which settlement includes an amendment to the MSA. The settlement terms include, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. The cash payment will be funded by cash on hand at Ventures and STG, and/or a loan backed by Ventures. Under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. As of December 31, 2023, we have accrued $495 million, exclusive of any potential offsetting benefits to be received, related to the above matter, which is recorded within accounts payable and accrued liabilities in our consolidated balance sheets and corporate general and administrative expenses in our consolidated statement of operations.

The settlement is subject to definitive documentation. On February 26, 2024, the court approved the settlement, subject to Sinclair and DSG completing definitive documentation.

Sinclair has entered into the settlement, without admitting any fault or wrongdoing. If the settlement does not receive final court approval, Sinclair remains committed to vigorously defending against the claims asserted in the litigation.

Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap

Certain of our stations have entered into what have commonly been referred to as local marketing agreements or LMAs. One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the latter licensee’s ultimate editorial and other controls. We believe these arrangements allow us to reduce our operating expenses and enhance profitability.

In 1999, the FCC established a local television ownership rule that made certain LMAs attributable. The FCC adopted policies to exempt from attribution "legacy" LMAs that were entered into prior to November 5, 1996 and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review. The FCC stated it would conduct a case-by-case review of legacy LMAs and assess the appropriateness of extending the exemption periods. The FCC did not initiate any review of legacy LMAs in 2004 or as part of its subsequent quadrennial reviews. We do not know when, or if, the FCC will conduct any such review of legacy LMAs. Currently, all of our LMAs are exempt from attribution under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the exemption for these LMAs, we would have to terminate or modify these LMAs.

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the "totality of the circumstances test" for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a "marquee sports or entertainment event," restrictions on online access to broadcast programming during negotiation impasses, broadcasters' ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters' ability to invoke the FCC's exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the rulemaking or take other action.

On November 20, 2017, the FCC released an Ownership Order on Reconsideration that eliminated or revised several media ownership rules. Among other things, the Order on Reconsideration (1) eliminated the “Eight-Voices Test” that previously allowed common ownership of two stations in a single market only if eight or more independently-owned television stations would remain in the market (allowing common ownership of up to two stations in a market as long as such ownership does not violate the Top-Four Prohibition), and (3) eliminated the JSA attribution rule. The Ownership Order on Reconsideration was vacated and remanded by the U.S. Court of Appeals for the Third Circuit in September 2019, but the Supreme Court ultimately reversed the Third Circuit’s decision on April 1, 2021 and the Ownership Order on Reconsideration became effective on June 30, 2021.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the FCC’s national ownership cap, including the UHF discount. The UHF discount allows television station owners to discount the coverage of UHF stations when calculating compliance with the FCC's national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations we currently own and operate, or to which we provide programming services are UHF. We cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all our present stations we reach approximately 24% of U.S. households. Changes to the national ownership cap could limit our ability to make television station acquisitions.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules. With respect to the local television ownership rule specifically, among other things, the Notice of Proposed Rulemaking sought comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the Top-Four Prohibition, and the implications of multicasting, satellite stations, low power television ("LPTV") stations and the Next Generation broadcasting standard. On December 22, 2023, the FCC completed its 2018 Quadrennial Regulatory Review (the "2018 Ownership Order"). The 2018 Ownership Order declined to loosen or eliminate any of the existing television ownership rules and expanded the Top-Four Prohibition to multicast streams and LPTV stations, each of which were not previously considered as part of the local television ownership rules. The expanded rule prohibits a broadcaster with a top-four-rated television station from acquiring the network affiliation of another top-four rated station in the market and airing that second top-four network on a multicast stream or commonly owned LPTV station under certain circumstances. Affiliation arrangements existing as of the release of the 2018 Ownership Order that would otherwise violate the expanded Top-Four Prohibition will not be subject to divestiture, but such arrangements will not be transferrable or assignable. The 2018 Ownership Order also revised the methodology for determining whether a station is rated among the top-four stations in the market, retained the SSA disclosure requirement, and declined to attribute SSAs or JSAs. The 2018 Ownership Order’s expansion of the Top-Four Prohibition to multicast streams and LPTV stations may affect the Company’s ability to acquire programming or to sell or acquire stations due to the need to divest grandfathered affiliations.

On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review, seeking comment on the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule. This proceeding remains pending. We cannot predict the outcome of that rulemaking proceeding. Changes to these rules could impact our ability to make radio or television station acquisitions.

14. VARIABLE INTEREST ENTITIES:

Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational, and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational, and administrative services. In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee. We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing. The terms of the agreements vary, but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs. The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.

A subsidiary of DSIH is a party to a joint venture associated with Marquee. Marquee is party to a long term telecast rights agreement which provides the rights to air certain live game telecasts and other content, which we guarantee. In connection with a prior acquisition, we became party to a joint venture associated with one other regional sports network. DSIH participated significantly in the economics and had the power to direct the activities which significantly impacted the economic performance of these regional sports networks, including sales and certain operational services. As of December 31, 2021, we consolidated these regional sports networks because they were variable interest entities and we were the primary beneficiary. As of March 1, 2022, as a result of the Deconsolidation, we no longer consolidate these regional sports networks. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
ASSETS
Current assets:
Accounts receivable, net	23	47
Other current assets	3	3
Total current asset	26	50

Property and equipment, net	11	10
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	33	40
Total assets	$85	$115

LIABILITIES
Current liabilities:
Other current liabilities	$14	$15

Long-term liabilities:
Notes payable, finance leases, and commercial bank financing, less current portion	6	7
Program contracts payable, less current portion	—	1
Other long-term liabilities	3	3
Total liabilities	$23	$26

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $130 million as of both December 31, 2023 and December 31, 2022, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2023, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-party Obligations under Note 7. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $192 million and $187 million as of December 31, 2023 and 2022, respectively, and are included in other assets in our consolidated balance sheets. See Note 6. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other equity investments are recorded in income from equity method investments and other expense, net, respectively, in our consolidated statements of operations. We recorded gains of $27 million, $58 million, and $37 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to these investments.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in our loss of voting control over DSIH. We hold substantially all of the equity of DSIH and provide certain management and general and administrative services to DSIH. However, it was determined that we are not the primary beneficiary because we lack the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for us to provide additional financial support. We are also party to an A/R facility held by an indirect wholly-owned subsidiary of DSIH which has a maturity date of September 23, 2024. There was no outstanding balance as of December 31, 2023 and an outstanding balance of $193 million as of December 31, 2022, which is recorded within other assets in our consolidated balance sheets. On May 10, 2023, DSPV paid the Company approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. As of December 31, 2023, the maximum aggregate commitment under the A/R Facility is $50 million. See Note Receivable within Note 6. Other Assets. The amounts drawn under the A/R facility represent our maximum loss exposure.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PERSON TRANSACTIONS:

Transactions With Our Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, "the controlling shareholders") are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $6 million for both years ended December 31, 2023 and 2022 and $5 million for the year ended December 31, 2021.

Finance leases payable related to the aforementioned relationships were $7 million, net of $1 million interest, and $9 million, net of $1 million interest, as of December 31, 2023 and 2022, respectively. The finance leases mature in periods through 2030. For further information on finance leases to affiliates, see Note 7. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred aggregate expenses of $0.2 million, $0.4 million and $1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

For the year ended December 31, 2023, we made a $22 million investment in a company in which certain of our controlling shareholders also hold an equity interest.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the Cunningham Stations). Certain of our stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 14. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $65 million and $61 million as of December 31, 2023 and 2022, respectively. The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2023 and 2022. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $12 million, $10 million, and $11 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029, and certain stations have renewal provisions for successive eight-year periods.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $140 million, $159 million, and $144 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to the Cunningham Stations.

 We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million which increases by 3% on each anniversary and which expires in November 2024.

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $2 million, $1 million, and $2 million for the years ended December 31, 2023, 2022, and 2021, respectively, under these agreements.

MileOne Autogroup, Inc.

We sell advertising time to certain operating subsidiaries of MileOne Autogroup, Inc. ("MileOne"), including automobile dealerships, body shops, and an automobile leasing company. David Smith, our Executive Chairman, has a controlling interest in, and is a member of the Board of Directors of, MileOne. We received payments for advertising totaling less than $0.1 million for each of the years ended December 31, 2023 and 2022 and $0.1 million for the year December 31, 2021.

Leased Property by Real Estate Ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2023, 2022, and 2021.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, we account for our equity interest in DSIH as an equity method investment.

Management Services Agreement. In 2019, we entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2023 is $78 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to us calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to the Company over the next four years. Pursuant to this agreement, excluding the amounts deferred as part of the Transaction, the local media segment recorded $49 million and $60 million of revenue for the years ended December 31, 2023 and 2022 related to both the contractual and incentive fees, of which $24 million was eliminated in consolidation prior to the Deconsolidation for the year ended December 31, 2022. We will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible. The terms of this agreement are subject to change depending upon the outcome of the settlement with DSG discussed in Note 13. Commitments and Contingencies.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $7 million for the year ended December 31, 2022.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note receivable. For the year ended December 31, 2023, we received payments totaling $203 million related to the note receivable associated with the A/R facility, including $199 million from DSPV on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. For the year ended December 31, 2022, we received payments totaling $60 million from DSPV and funded an additional $40 million related to the note receivable associated with the A/R facility.

We recorded revenue of $19 million and $15 million for the years ended December 31, 2023 and 2022, respectively, within other related to certain other transactions between DSIH and the Company.

Other Equity Method Investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million and $6 million for the years ended December 31, 2022 and 2021, respectively.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, we accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million and $45 million for the years ended December 31, 2022 and 2021, respectively.

We have a minority interest in a sports marketing company, which we account for as an equity method investment. We made payments to this business for marketing services totaling $2 million and $17 million for the years ended December 31, 2022 and 2021, respectively.

Sports Programming Rights

Affiliates of six professional teams had non-controlling equity interests in certain of DSIH's regional sports networks. DSIH paid $61 million and $424 million, net of rebates, for the years ended December 31, 2022 and 2021, respectively, under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in our consolidated statements of operations and cash flows.

Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Board. Jason Smith received total compensation of $0.8 million, $0.6 million, and $0.2 million, consisting of salary and bonus, for the years ended December 31, 2023, 2022, and 2021, respectively, consisting of salary and bonus, and was granted 2,239 shares of restricted stock, vesting over two years, during the year ended December 31, 2021.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Board. Ethan White received total compensation of $0.2 million, consisting of salary and bonus, for the year ended December 31, 2023 and $0.1 million, consisting of salary and bonus, for each of the years ended December 31, 2022 and 2021, and was granted 1,252 shares of restricted stock, vesting over two years, during the year ended December 31, 2023.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of $0.2 million, $0.1 million, and $0.2 million, consisting of salary and bonus, for the years ended December 31, 2023, 2022, and 2021, respectively.

Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of the Company. Edward Kim received total compensation of $0.2 million, consisting of salary, for each of the years ended December 31, 2023, 2022, and 2021 and was granted 516 and 302 shares of restricted stock, vesting over two years, during the years ended December 31, 2023 and 2022, respectively.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Board; J. Duncan Smith; and Robert Smith, a member of the Board. Frederick Smith received total compensation of $1 million for each of the years ended December 31, 2023, 2022, and 2021, consisting of salary, bonus, and earnings related to Frederick Smith’s participation in the Company's deferred compensation plan. J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $1 million for each of the years ended December 31, 2023, 2022, and 2021, consisting of salary and bonus.

16. EARNINGS PER SHARE:

The following table reconciles income ("numerator") and shares ("denominator") used in our computations of earnings per share for the years ended December 31, 2023, 2022, and 2021 (in millions, except share amounts which are reflected in thousands):

	2023	2022	2021
Income ("Numerator")
Net (loss) income	$(279)	$2,701	$(326)
Net loss (income) attributable to the redeemable noncontrolling interests	4	(20)	(18)
Net income attributable to the noncontrolling interests	(16)	(29)	(70)
Numerator for basic and diluted earnings per common share available to common shareholders	$(291)	$2,652	$(414)

Shares ("Denominator")
Basic weighted-average common shares outstanding	65,125	70,653	75,050
Dilutive effect of stock settled appreciation rights and outstanding stock options	—	3	—
Diluted weighted-average common and common equivalent shares outstanding	65,125	70,656	75,050

The net earnings per share amounts are the same for Class A and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive.

	2023	2022	2021
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	4,425	3,370	1,973

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. SEGMENT DATA:

During the year ended December 31, 2023, we modified our segment reporting to align with the new organizational structure of the Company discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods have been recast to reflect this new presentation. During the year ended December 31, 2023, we measured segment performance based on operating income (loss). For the year ended December 31, 2023, we had two reportable segments: local media and tennis. Prior to the Deconsolidation on March 1, 2022, we had one additional reportable segment: local sports. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. Our tennis segment provides viewers coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows. Prior to the Deconsolidation, our local sports segment provided viewers with live professional sports content and included the Bally RSNs, Marquee, and our investment in the YES Network. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All of our businesses are located within the United States. As a result of the Reorganization, the local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the other Transferred Assets, which are included in other and corporate, are owned and operated by Ventures.

Segment financial information is included in the following tables for the years ended December 31, 2023, 2022, and 2021 (in millions):

As of December 31, 2023	Local media	Tennis	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$61	$5	$—	$2,082
Assets	4,747	293	1,048	(3)	6,085

As of December 31, 2022	Local media	Tennis	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$61	$11	$—	$2,088
Assets	5,554	324	826	—	6,704

For the year ended December 31, 2023	Local media		Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,866	(a)	$228	$62	$(22)	(c)	$3,134
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243		21	10	(3)		271
Amortization of program contract costs	80		—	—	—		80
Corporate general and administrative expenses	134		1	559	—		694
Loss on deconsolidation of subsidiary	—		—	10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(14)	(b)	—	17	—		3
Operating income (loss)	227	(b)	50	(608)	—		(331)
Interest expense including amortization of debt discount and deferred financing costs	305		—	—	—		305
(Loss) income from equity method investments	—		(2)	31	—		29
Capital expenditures	86		1	5	—		92

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2022	Local media		Tennis	Local sports (d)	Other & Corporate		Eliminations		Consolidated
Revenue	$3,193	(a)	$217	$482	$95		$(59)	(c)	$3,928
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243		21	54	7		(4)		321
Amortization of sports programming rights (e)	—		—	326	—		—		326
Amortization of program contract costs	90		—	—	—		—		90
Corporate general and administrative expenses	117		—	1	42		—		160
Gain on deconsolidation of subsidiary	—		—	—	(3,357)	(f)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(17)	(b)	—	—	(47)		—		(64)
Operating income (loss)	591	(b)	52	(4)	3,341		—		3,980
Interest expense including amortization of debt discount and deferred financing costs	226		—	72	6		(8)		296
Income from equity method investments	—		—	10	46		—		56
Capital expenditures	96		1	2	6		—		105

For the year ended December 31, 2021	Local media		Tennis	Local sports		Other & Corporate	Eliminations		Consolidated
Revenue	$2,887		$224	$3,056		$128	$(161)	(c)	$6,134
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	248		21	316		9	(3)		591
Amortization of sports programming rights (e)	—		—	2,350		—	—		2,350
Amortization of program contract costs	93		—	—		—	—		93
Corporate general and administrative expenses	148		—	10		12	—		170
Gain on asset dispositions and other, net of impairment	(23)	(b)	—	(43)	(b)	(5)	—		(71)
Operating income (loss)	388	(b)	71	(317)	(b)	(47)	—		95
Interest expense including amortization of debt discount and deferred financing costs	183		—	436		13	(14)		618
Income (loss) from equity method investments	—		—	49		(4)	—		45
Capital expenditures	52		2	16		10	—		80

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)Includes $52 million and $39 million for the year ended December 31, 2023 and 2022, respectively, of revenue for services provided by local media under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Local media includes gains of $8 million, $4 million, and $24 million related to reimbursements for spectrum repack costs for the years ended December 31, 2023, 2022, and 2021, respectively. Local sports includes $43 million related to the fair value of equipment that we received for the C-Band spectrum repack for the year ended December 31, 2021. See Note 2. Acquisitions and Dispositions of Assets.
(c)Includes $26 million, and $111 million of revenue for the years ended December 31, 2022 and 2021, respectively, for services provided by local media to local sports and other and $8 million, $12 million, and $35 million for the year ended December 31, 2023, 2022, and 2021, respectively, for services provided by other to local media, which are eliminated in consolidation.
(d)Represents the activity prior to the Deconsolidation on March 1, 2022.
(e)The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations.
(f)Represents the gain recognized on the Deconsolidation.

18. FAIR VALUE MEASUREMENTS:

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the face value and fair value of our financial assets and liabilities as of December 31, 2023 and 2022 (in millions):

	2023		2022
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$6	N/A	$6
Money market funds	N/A	$588	N/A	$741
Deferred compensation assets	N/A	$45	N/A	$41
Deferred compensation liabilities	N/A	$44	N/A	$35

Level 2:
Investments in equity securities (a)	N/A	$110	N/A	$153
Interest rate swap (b)	N/A	$1	N/A	$—
STG (c):
5.500% Senior Notes due 2030	$485	$362	$500	$347
5.125% Senior Notes due 2027	$274	$248	$282	$230
4.125% Senior Secured Notes due 2030	$737	$521	$750	$560
Term Loan B-2, due September 30, 2026	$1,215	$1,124	$1,258	$1,198
Term Loan B-3, due April 1, 2028	$722	$595	$729	$692
Term Loan B-4, due April 21, 2029	$739	$602	$746	$709
Debt of variable interest entities (c)	$7	$7	$8	$8
Debt of non-media subsidiaries (c)	$15	$15	$16	$16

Level 3:
Investments in equity securities (d)	N/A	$46	N/A	$75

N/A - Not applicable
(a)Consists of unrestricted warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 7. Notes Payable and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $46 million and $56 million as of December 31, 2023 and 2022, respectively.
(d)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the years ended December 31, 2023, 2022, and 2021, we recorded a fair value adjustment loss of $29 million, loss of $112 million, and loss of $50 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Options and Warrants
Fair Value at December 31, 2021	$282
Measurement adjustments	(112)
Transfer to Level 2	(95)
Fair Value at December 31, 2022	75
Measurement adjustments	(29)
Fair Value at December 31, 2023	$46

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS:

On January 17, 2024, we announced that we agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023, which settlement includes an amendment to the management services agreement between STG and DSG.

The settlement is subject to definitive documentation, including finalization of certain transition terms, and approval by the U.S. Bankruptcy Court in Houston overseeing DSG’s chapter 11 case. A motion for approval of the settlement was filed with the court on January 23, 2024. On February 26, 2024, the court approved the settlement, subject to Sinclair and DSG completing definitive documentation.

See Note 13. Commitments and Contingencies for additional information regarding the settlement.

SINCLAIR BROADCAST GROUP, LLC

FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-53

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-55

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021	F-56

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2023, 2022, and 2021	F-57

Consolidated Statement of Member's Equity (Deficit) and Redeemable Noncontrolling Interests for the Year Ended December 31, 2023 and Consolidated Statements of Equity (Deficit) and Redeemable Noncontrolling Interests for the Years Ended December 31, 2022 and 2021
F-58

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021	F-61

Notes to Consolidated Financial Statements	F-62

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Sinclair Broadcast Group, LLC and to the Board of Directors of Sinclair, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, LLC and its subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, of comprehensive (loss) income, and of cash flows for each of the three years in the period ended December 31, 2023, of member’s equity (deficit) and redeemable noncontrolling interests for the year ended December 31, 2023, and of equity (deficit) and redeemable noncontrolling interests for each of the years ended December 31, 2022 and 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Local Media Segment Advertising Revenue

As discussed in Note 1 to the consolidated financial statements, the Company recorded advertising revenue of $1,236 million relating to the local media segment for the year ended December 31, 2023. Advertising revenue is generated primarily from the sale of advertising spots/impressions. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered.

The principal consideration for our determination that performing procedures relating to the local media segment advertising revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for advertising revenue, including controls over the recording of advertising revenue in the period in which the advertising spots/impressions are delivered. These procedures also included, among others, evaluating revenue recognition for a sample of advertising transactions by obtaining taped recordings denoting the as-aired advertisements and comparing those ads to the invoices generated and cash received against revenue transactions recorded in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 29, 2024

We have served as the Company’s auditor since 2009.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$319	$884
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	568	612
Income taxes receivable	7	5
Prepaid expenses and other current assets	139	182
Total current assets	1,033	1,683
Property and equipment, net	692	728
Operating lease assets	142	145
Goodwill	2,016	2,088
Indefinite-lived intangible assets	123	150
Customer relationships, net	238	444
Other definite-lived intangible assets, net	409	502
Other assets	184	964
Total assets (a)	$4,837	$6,704

LIABILITIES , REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$851	$397
Current portion of notes payable, finance leases, and commercial bank financing	36	38
Current portion of operating lease liabilities	21	23
Current portion of program contracts payable	76	83
Other current liabilities	50	67
Total current liabilities	1,034	608
Notes payable, finance leases, and commercial bank financing, less current portion	4,124	4,227
Operating lease liabilities, less current portion	152	154
Program contracts payable, less current portion	14	10
Deferred tax liabilities	283	610
Other long-term liabilities	158	220
Total liabilities (a)	5,765	5,829
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interests	—	194
SBG member's (deficit) equity:
Accumulated deficit	(865)	—
Accumulated other comprehensive income	1	—
Total SBG member's deficit	(864)	—
Old Sinclair shareholders' equity:
Old Sinclair Class A Common Stock, $0.01 par value, 500,000,000 shares authorized and 45,847,879 shares issued and outstanding as of December 31, 2022	—	1
Old Sinclair Class B Common Stock, $0.01 par value, 140,000,000 shares authorized and 23,775,056 shares issued and outstanding as of December 31, 2022, convertible into Old Sinclair Class A Common Stock	—	—
Additional paid-in capital	—	624
Retained earnings	—	122
Accumulated other comprehensive income	—	1
Total Old Sinclair shareholders’ equity	—	748
Noncontrolling interests	(64)	(67)
Total (deficit) equity	(928)	681
Total liabilities, redeemable noncontrolling interests, and equity	$4,837	$6,704
The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2023 and 2022 include total assets of VIEs of $85 million and $115 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2023 and 2022 include total liabilities of the VIEs of $17 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 13. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions, except share and per share data)

	2023	2022	2021
REVENUES:
Media revenues	$2,968	$3,894	$6,083
Non-media revenues	10	34	51
Total revenues	2,978	3,928	6,134

OPERATING EXPENSES:
Media programming and production expenses	1,543	1,942	4,291
Media selling, general and administrative expenses	719	812	908
Amortization of program contract costs	80	90	93
Non-media expenses	24	44	57
Depreciation of property and equipment	104	100	114
Corporate general and administrative expenses	654	160	170
Amortization of definite-lived intangible and other assets	148	221	477
Loss (gain) on deconsolidation of subsidiary	10	(3,357)	—
Gain on asset dispositions and other, net of impairment	(2)	(64)	(71)
Total operating expenses (gains)	3,280	(52)	6,039
Operating (loss) income	(302)	3,980	95

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(305)	(296)	(618)
Gain (loss) on extinguishment of debt	15	3	(7)
Income from equity method investments	31	56	45
Other expense, net	(43)	(129)	(14)
Total other expense, net	(302)	(366)	(594)
(Loss) income before income taxes	(604)	3,614	(499)
INCOME TAX BENEFIT (PROVISION)	359	(913)	173
NET (LOSS) INCOME	(245)	2,701	(326)
Net loss (income) attributable to redeemable noncontrolling interests	4	(20)	(18)
Net (income) loss attributable to the noncontrolling interests	(16)	(29)	(70)
NET (LOSS) INCOME ATTRIBUTABLE TO SBG	$(257)	$2,652	$(414)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions)

	2023	2022	2021
Net (loss) income	$(245)	$2,701	$(326)
Adjustments to post-retirement obligations, net of taxes	—	3	1
Share of other comprehensive gain of equity method investments	—	3	7
Comprehensive (loss) income	(245)	2,707	(318)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	4	(20)	(18)
Comprehensive income attributable to noncontrolling interests	(16)	(29)	(70)
Comprehensive (loss) income attributable to SBG	$(257)	$2,658	$(406)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(In millions, except share data)

		Old Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
		Shares	Values	Shares	Values
BALANCE, December 31, 2020	$190	49,252,671	$1	24,727,682	$—	$721	$(1,986)	$(10)	$89	$(1,185)
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.80 per share)	—	—	—	—	—	—	(60)	—	—	(60)
Old Sinclair Class B Common Stock converted into Old Sinclair Class A Common Stock	—	952,626	—	(952,626)	—	—	—	—	—	—
Repurchases of Old Sinclair Class A Common Stock	—	(2,438,585)	—	—	—	(61)	—	—	—	(61)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	1,547,591	—	—	—	31	—	—	—	31
Distributions to noncontrolling interests, net	(11)	—	—	—	—	—	—	—	(95)	(95)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net income (loss)	18	—	—	—	—	—	(414)	—	70	(344)
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(In millions, except share data)

		Old Sinclair Shareholders
	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total (Deficit) Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2021	$197	49,314,303	$1	23,775,056	$—	$691	$(2,460)	$(2)	$64	$(1,706)
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($1.00 per share)	—	—	—	—	—	—	(70)	—	—	(70)
Repurchases of Old Sinclair Class A Common Stock	—	(4,850,398)	—	—	—	(120)	—	—	—	(120)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	1,383,974	—	—	—	53	—	—	—	53
Distributions to noncontrolling interests, net	(7)	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Deconsolidation of subsidiary	(16)	—	—	—	—	—	—	(3)	(148)	(151)
Net income	20	—	—	—	—	—	2,652	—	29	2,681
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2023
(In millions, except share data)

							SBG Member
	Redeemable Noncontrolling Interests	Old Class A Common Stock		Old Class B Common Stock		Old Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Member's Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Old Sinclair Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	2,274,558	—	—	—	40	—	—	—	40
Old Sinclair Class A And Class B Common Stock converted to SBG member's equity	—	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	—	(511)	(635)	—	(1)	(1,147)
Distribution to parent	—	—	—	—	—	—	(77)	—	—	(77)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12)	(12)
Net (loss) income	(4)	—	—	—	—	—	(257)	—	16	(241)
BALANCE, December 31, 2023	$—	—	$—	—	$—	$—	$(865)	$1	$(64)	$(928)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(In millions)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(245)	$2,701	$(326)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of sports programming rights	—	326	2,350
Amortization of definite-lived intangible and other assets	148	221	477
Depreciation of property and equipment	104	100	114
Amortization of program contract costs	80	90	93
Stock-based compensation	45	50	60
Deferred tax (benefit) provision	(359)	906	(92)
Gain on asset dispositions and other, net of impairment	(2)	(11)	(69)
Loss (gain) on deconsolidation of subsidiary	10	(3,357)	—
Income from equity method investments	(31)	(56)	(45)
Loss from investments	77	133	38
Distributions from investments	29	87	54
Sports programming rights payments	—	(325)	(1,834)
Rebate payments to distributors	—	(15)	(202)
(Gain) loss on extinguishment of debt	(15)	(3)	7
Changes in assets and liabilities, net of acquisitions, deconsolidation of subsidiary, and asset transfer to Ventures:
Decrease (increase) in accounts receivable	9	20	(187)
Decrease (increase) in prepaid expenses and other current assets	4	(96)	(86)
Decrease in due from member	43	—	—
Increase (decrease) in accounts payable and accrued and other current liabilities	486	(14)	113
Net change in current and long-term net income taxes payable/receivable	(3)	147	(52)
Decrease in program contracts payable	(88)	(103)	(102)
Other, net	(32)	(2)	16
Net cash flows from operating activities	260	799	327
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(90)	(105)	(80)
Spectrum repack reimbursements	8	4	24
Proceeds from the sale of assets	—	9	43
Deconsolidation of subsidiary cash	—	(315)	—
Purchases of investments	(39)	(75)	(256)
Distributions from investments	204	99	26
Other, net	1	2	(3)
Net cash flows from (used in) investing activities	84	(381)	(246)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	728	357
Repayments of notes payable, commercial bank financing, and finance leases	(85)	(863)	(601)
Repurchase of outstanding Old Sinclair Class A Common Stock	(153)	(120)	(61)
Dividends paid on Old Sinclair Class A and Class B Common Stock	(18)	(70)	(60)
Dividends paid on redeemable subsidiary preferred equity	—	(7)	(5)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—
Distributions to member	(448)	—	—
Distributions to noncontrolling interests, net	(12)	(12)	(95)
Distributions to redeemable noncontrolling interests	—	—	(6)
Other, net	(3)	(9)	(53)
Net cash flows used in financing activities	(909)	(353)	(524)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(565)	65	(443)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	884	819	1,262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$319	$884	$819

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, LLC ("SBG"), a Maryland limited liability company and a wholly owned subsidiary of Sinclair, Inc. ("Sinclair"), is a diversified media company with national reach and a strong focus on providing high-quality content on SBG's local television stations, digital platform, and, prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), regional sports networks. The content, distributed through SBG's broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by SBG and SBG owned networks, and, prior to the Deconsolidation, college and professional sports. Additionally, prior to the Reorganization (as defined below in Company Reorganization), SBG had interests in, owned, managed, and/or operated Tennis Channel, digital media companies, technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2023, SBG had one reportable segment: local media. Prior to the Deconsolidation (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), SBG had one additional reportable segment, local sports. The local media segment consists primarily of SBG's 185 broadcast television stations in 86 markets, which SBG owns, provides programming and operating services pursuant to LMAs, or provides sales services and other non-programming operating services pursuant to other outsourcing agreements, such as JSAs and SSAs. These stations broadcast 640 channels as of December 31, 2023. For the purpose of this report, these 185 stations and 640 channels are referred to as SBG's stations and channels. The local sports segment consisted primarily of the Bally Sports network brands ("Bally RSNs"), the Marquee Sports Network ("Marquee") joint venture, and a minority equity interest in the Yankee Entertainment and Sports Network, LLC ("YES Network") through February 28, 2022. On March 1, 2022, the Bally RSNs, Marquee, and YES Network were deconsolidated from SBG's financial statements. See Deconsolidation of Diamond Sports Intermediate Holdings LLC below. Through February 28, 2022, the Bally RSNs and Marquee are referred to as "the RSNs." The RSNs and YES Network own the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Principles of Consolidation

The consolidated financial statements include SBG's accounts and those of SBG's wholly-owned and majority-owned subsidiaries and VIEs for which SBG is the primary beneficiary. Noncontrolling interests represent a minority owner's proportionate share of the equity in certain of SBG's consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of SBG's control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

SBG consolidates VIEs when SBG is the primary beneficiary. SBG is the primary beneficiary of a VIE when SBG has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 13. Variable Interest Entities for more information on SBG's VIEs.

Investments in entities over which SBG has significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents SBG's proportionate share of net income or loss generated by equity method investees.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of the Reorganization, SBG's consolidated statement of operations the year ended December 31, 2023 includes five months of activity related to the Transferred Assets prior to the Reorganization. Subsequent to June 1, 2023, the assets and liabilities of the Transferred Assets are no longer included within SBG's consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with the Transferred Assets are referring to the periods prior to the Reorganization.

The Reorganization is considered a transaction between entities under common control and therefore the Transferred Assets were transferred from SBG to Ventures at a net book value of $1,147 million during the year ended December 31, 2023, which is recognized in SBG's consolidated statements of equity and redeemable noncontrolling interests as a dividend to SBG's parent.

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, Old Sinclair's subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively "DSIH") completed a series of transactions (the "Transaction"). As part of the Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the SBG's loss of voting control. As a result, DSIH, whose operations represented the entirety of SBG's local sports segment, was deconsolidated from SBG's consolidated financial statements effective as of March 1, 2022 (the "Deconsolidation"). SBG's consolidated statement of operations for the year ended December 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within SBG's consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, SBG recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in SBG's consolidated statements of operations for the year ended December 31, 2022. During the year ended December 31, 2023, we recorded an adjustment to the deconsolidation gain of $10 million. Subsequent to the Deconsolidation, SBG's equity ownership interest in DSIH is accounted for under the equity method of accounting. See Note 6. Other Assets for more information.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, applied retrospectively. Early adoption is permitted. SBG is currently evaluating the impact of this guidance.

In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures, requiring annual disclosure of consistent categories and greater disaggregation of information in the rate reconciliation table; additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); income taxes paid disaggregated by jurisdiction; and income or loss before income tax disaggregated between foreign and domestic. The guidance is effective for annual periods beginning after December 15, 2024, applied prospectively. Early adoption is permitted. SBG is currently evaluating the impact of this guidance.

Cash and Cash Equivalents

SBG consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

SBG regularly reviews accounts receivable and determine an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant's ability to pay, past collection experience, and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the appropriate allowance level.

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2023, 2022, and 2021 is as follows (in millions):

	2023	2022	2021
Balance at beginning of period	$5	$7	$5
Charged to expense	3	4	3
Net write-offs	(3)	(6)	(1)
Transferred to Ventures	(1)	—	—
Balance at end of period	$4	$5	$7

As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of our accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of SBG's accounts receivable, net. As of December 31, 2021, three customers accounted for 15%, 15%, and 12%, respectively, of SBG's accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Fair value is determined utilizing a discounted cash flow model based on management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. SBG assesses program contract costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value.

Sports Programming Rights

DSIH has multi-year program rights agreements that provided DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. Prior to the Deconsolidation, SBG amortized these rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

Impairment of Goodwill, Indefinite-lived Intangible Assets, and Other Long-lived Assets

SBG evaluates goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that an impairment may exist. SBG's goodwill has been allocated to, and is tested for impairment at, the reporting unit level. A reporting unit is an operating segment or a component of an operating segment to the extent that the component constitutes a business for which discrete financial information is available and regularly reviewed by management. Components of an operating segment with similar characteristics are aggregated when testing goodwill for impairment.

In the performance of SBG's annual assessment of goodwill for impairment, SBG has the option to qualitatively assess whether it is more likely than not that a reporting unit has been impaired.  As part of this qualitative assessment, SBG weighs the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. SBG also considers the significance of the excess fair value over carrying value in prior quantitative assessments.

If SBG concludes that it is more likely than not that a reporting unit is impaired, or if SBG elects not to perform the optional qualitative assessment, SBG will determine the fair value of the reporting unit and compare it to the net book value of the reporting unit. If the fair value is less than the net book value, SBG will record an impairment to goodwill for the amount of the difference. SBG estimates the fair value of SBG's reporting units utilizing the income approach involving the performance of a discounted cash flow analysis. SBG's discounted cash flow model is based on SBG's judgment of future market conditions based on SBG's internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis, and includes adjustments for market risk and company specific risk.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SBG's indefinite-lived intangible assets consist primarily of SBG's broadcast licenses and a trade name. For SBG's annual impairment test for indefinite-lived intangible assets, SBG has the option to perform a qualitative assessment to determine whether it is more likely than not that these assets are impaired. As part of this qualitative assessment SBG weighs the relative impact of factors that are specific to the indefinite-lived intangible assets as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. SBG also considers the significance of the excess fair value over carrying value in prior quantitative assessments. When evaluating SBG's broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If SBG concludes that it is more likely than not that one of SBG's broadcast licenses is impaired, SBG will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. SBG estimates the fair values of SBG's broadcast licenses using the Greenfield method, which is an income approach. This method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenues and long-term growth projections, estimated market share for the typical participant without a network affiliation, and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk. If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

SBG evaluates long-lived assets, including definite-lived intangible assets, for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. SBG evaluates the recoverability of long-lived assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. SBG estimates fair value using an income approach involving the performance of a discounted cash flow analysis.

During the years ended December 31, 2023, 2022, and 2021, SBG did not identify any indicators that goodwill, indefinite-lived or long-lived assets may not be recoverable. See Note 5. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

SBG believes it has made reasonable estimates and utilized appropriate assumptions in the performance of SBG's impairment assessments. If future results are not consistent with SBG's assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, and significant increases in discount rates, among other factors, SBG could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on SBG's consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

When factors indicate that there may be a decrease in value of an equity method investment, SBG assesses whether a loss in value has occurred. If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly. For any equity method investments that indicate a potential impairment, SBG estimates the fair values of those investments using a combination of a market-based approach, which considers earnings and cash flow multiples of comparable businesses and recent market transactions, as well as an income approach involving the performance of a discounted cash flow analysis. See Note 6. Other Assets for more information.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2023 and 2022 (in millions):

	2023	2022
Compensation and employee benefits	$93	$100
Interest	12	11
Programming related obligations	156	151
Legal, litigation, and regulatory (a)	504	10
Accounts payable and other operating expenses	86	125
Total accounts payable and accrued liabilities	$851	$397

(a)See Note 12. Commitments and Contingencies for additional information regarding the litigation accruals recorded.

We expense these activities when incurred.

Income Taxes

SBG recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SBG provides a valuation allowance for deferred tax assets if SBG determines that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including SBG’s past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. As of December 31, 2023 and 2022, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, and a substantial amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize SBG’s deferred tax assets which could have a material effect on SBG’s consolidated financial statements.

Management periodically performs a comprehensive review of SBG’s tax positions, and SBG records a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what SBG has provided. See Note 11. Income Taxes, for further discussion of accrued unrecognized tax benefits.

Hedge Accounting

SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.90%, and SBG receives a floating rate of interest based on the Secured Overnight Financing Rate ("SOFR").

SBG has determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in SBG's consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in SBG's consolidated statements of cash flows. See Interest Rate Swap within Note 7. Notes Payable and Commercial Bank Financing for further discussion.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information — Statements of Cash Flows

During the years ended December 31, 2023, 2022, and 2021, SBG had the following cash transactions (in millions):

	2023	2022	2021
Income taxes paid	$5	$18	$16
Income tax refunds	$1	$158	$44
Interest paid	$294	$387	$583

Non-cash investing activities included property and equipment purchases of $5 million for each of the years ended December 31, 2023, 2022, and 2021 and the receipt of equipment with a fair value of $58 million in connection with completing the repack process as more fully described in Note 2. Acquisitions and Dispositions of Assets for the year ended December 31, 2021.

During the years ended December 31, 2022 and 2021, SBG received equity shares in investments valued at $3 million and $6 million respectively, in exchange for an equivalent value of advertising spots.

Revenue Recognition

The following table presents SBG's revenue disaggregated by type and segment for the years ended December 31, 2023, 2022, and 2021 (in millions):

For the year ended December 31, 2023	Local media	Other	Eliminations	Total
Distribution revenue	$1,491	$76	$—	$1,567
Advertising revenue	1,236	29	(5)	1,260
Other media, non-media, and intercompany revenue	139	14	(2)	151
Total revenues	$2,866	$119	$(7)	$2,978

For the year ended December 31, 2022	Local media	Local sports	Other	Eliminations	Total
Distribution revenue	$1,531	$433	$179	$—	$2,143
Advertising revenue	1,518	44	74	(22)	1,614
Other media, non-media, and intercompany revenue	144	5	59	(37)	171
Total revenues	$3,193	$482	$312	$(59)	$3,928

For the year ended December 31, 2021	Local media	Local sports	Other	Eliminations	Total
Distribution revenue	$1,476	$2,620	$192	$—	$4,288
Advertising revenue	1,230	409	93	(41)	1,691
Other media, non-media, and intercompany revenue	181	27	67	(120)	155
Total revenues	$2,887	$3,056	$352	$(161)	$6,134

Distribution Revenue. SBG generates distribution revenue through fees received from Distributors for the right to distribute SBG's stations, other properties, and, prior to the Deconsolidation, the RSNs. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to SBG's customers ("as usage occurs") which corresponds with the satisfaction of SBG's performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. SBG's customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Advertising Revenue. SBG generates advertising revenue primarily from the sale of advertising spots/impressions within SBG's broadcast television, digital platforms, and, prior to the Deconsolidation, RSNs. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where SBG provides audience ratings guarantees, to the extent that there is a ratings shortfall, SBG will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of SBG's advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, SBG requires customers to pay in advance; payments received in advance of satisfying SBG's performance obligations are reflected as deferred revenue.

Practical Expedients and Exemptions. SBG expenses sales commissions when incurred because the period of benefit for these costs is one year or less. These costs are recorded within media selling, general and administrative expenses. In accordance with ASC 606, SBG does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Arrangements with Multiple Performance Obligations. SBG's contracts with customers may include multiple performance obligations. For such arrangements, SBG allocates revenues to each performance obligation based on its relative standalone selling price, which is generally based on the prices charged to customers.

Deferred Revenues. SBG records deferred revenue when cash payments are received or due in advance of SBG's performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within SBG's consolidated balance sheets, based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $171 million, $200 million, and $235 million as of December 31, 2023, 2022, and 2021, respectively, of which $124 million, $144 million, and $164 million as of December 31, 2023, 2022, and 2021, respectively, was reflected in other long-term liabilities in SBG's consolidated balance sheets. Deferred revenue recognized during the years ended December 31, 2023 and 2022 that was included in the deferred revenue balance as of December 31, 2022 and 2021 was $47 million and $62 million, respectively.

For the year ended December 31, 2023, two customers accounted for 11% and 10% of SBG's total revenues. For the year ended December 31, 2022, three customers accounted for 12%, 11%, and 10%, respectively, of SBG's total revenues. For the year ended December 31, 2021, three customers accounted for 19%, 18%, and 14%, respectively, of SBG's total revenues. For purposes of this disclosure, a single customer may include multiple entities under common control.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, were $9 million, $9 million, and $22 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Financial Instruments

Financial instruments, as of December 31, 2023 and 2022, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, stock options, warrants, and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 16. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

SBG maintains a supplemental executive retirement plan which was inherited upon the acquisition of certain stations. As of December 31, 2023, the estimated projected benefit obligation was $14 million, of which $1 million is included in accrued expenses and $13 million is included in other long-term liabilities in SBG's consolidated balance sheets. At December 31, 2023, the projected benefit obligation was measured using a 4.92% discount rate compared to a discount rate of 5.20% for the year ended December 31, 2022. For each of the years ended December 31, 2023 and 2022, SBG made $1 million in benefit payments. SBG recognized an actuarial loss of $0.3 million and gain of $3 million through other comprehensive income for the years ended December 31, 2023 and 2022, respectively. For each of the years ended December 31, 2023 and 2022, SBG recognized $1 million of periodic pension expense, reported in other expense, net in SBG's consolidated statements of operations.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS:

During the year ended December 31, 2021, SBG acquired certain businesses for an aggregate purchase price, net of cash acquired, of $10 million, including working capital adjustments and other adjustments. There were no acquisitions during the years ended December 31, 2023 and 2022.

The following summarizes the acquisition activity during the year ended December 31, 2021:

2021 Acquisitions

During the year ended December 31, 2021, SBG completed the acquisition of ZypMedia for approximately $7 million in cash. The acquired assets and liabilities were recorded at fair value as of the closing date of the transactions.

During the year ended December 31, 2021, SBG purchased 360IA, LLC for $5 million, with $2 million being paid in cash and the remaining to be paid in $1 million increments on each of the first three anniversaries following the closing date.

Financial Results of Acquisitions

The following tables summarize the results of the net revenues and operating loss included in the financial statements of SBG beginning on the acquisition date of each acquisition as listed below (in millions):

	2023	2022	2021
Revenues:
Other acquisitions in 2021	$25	$72	$8

	2023	2022	2021
Operating Loss:
Other acquisitions in 2021	$(7)	$(7)	$(45)

Dispositions

2021 Dispositions. In September 2021, SBG sold all of its radio broadcast stations, KOMO-FM, KOMO-AM, KPLZ-FM and KVI-AM in Seattle, WA, for consideration valued at $13 million. For the year ended December 31, 2021, SBG recorded a net loss of $12 million related to the sale, which is included within gain on asset dispositions and other, net of impairment in SBG's consolidated statements of operations, and was primarily related to the write-down of the carrying value of the assets to estimate the selling price.

In June 2021, SBG sold its controlling interest in Triangle Sign & Service, LLC ("Triangle") for $12 million. SBG recorded a gain on the sale of Triangle of $6 million, of which $3 million was attributable to noncontrolling interests, for the year ended December 31, 2021, which is included in the gain on asset dispositions and other, net of impairment and net (income) loss attributable to the noncontrolling interests, respectively, in SBG's consolidated statements of operations.

In February 2021, SBG sold two television broadcast stations, WDKA-TV in Paducah, KY and KBSI-TV in Cape Girardeau, MO, for an aggregate sale price of $28 million. SBG recorded a gain of $12 million for the year ended December 31, 2021, which is included within gain on asset dispositions and other, net of impairment in SBG's consolidated statements of operations.

Broadcast Incentive Auction. In 2012, Congress authorized the FCC to conduct so-called "incentive auctions" to auction and re-purpose broadcast television spectrum for mobile broadband use. Pursuant to the auction, television broadcasters submitted bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. Low power stations were not eligible to participate in the auction and are not protected and therefore may be displaced or forced to go off the air as a result of the post-auction repacking process.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In the repacking process associated with the auction, the FCC has reassigned some stations to new post-auction channels. SBG does not expect reassignment to new channels to have a material impact on its coverage. SBG has received notification from the FCC that 100 of its stations have been assigned to new channels. Legislation has provided the FCC with a $3 billion fund to reimburse reasonable costs incurred by stations that are reassigned to new channels in the repack. SBG expects that the reimbursements from the fund will cover the majority of its expenses related to the repack. SBG recorded gains related to reimbursements for the spectrum repack costs incurred of $8 million, $4 million, and $24 million for the years ended December 31, 2023, 2022, and 2021, respectively, which are recorded within gain on asset dispositions and other, net of impairment in SBG's consolidated statements of operations. For the years ended December 31, 2022 and 2021, capital expenditures related to the spectrum repack were $1 million and $12 million.

In December 2020, the FCC began a similar repacking process associated with a portion of the C-Band spectrum in order to free up this spectrum for the use of 5G wireless services. The repack is scheduled to be completed in two phases, the first ended on December 31, 2021 and the second ended on December 31, 2023. Prior to the Deconsolidation, DSG entered into an agreement with a communications provider in which they received equipment to complete the repack process at a maximum cost to DSG of $15 million. Prior to the Deconsolidation, for the year ended December 31, 2021, SBG recognized a gain of $43 million, which is recorded within gain on asset dispositions and other, net of impairment in SBG's consolidated statements of operations, equal to the fair value of the equipment that DSG received of $58 million, less the maximum cost to DSG of $15 million.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. STOCK-BASED COMPENSATION PLANS:

In June 1996, Old Sinclair's Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan ("LTIP"). Under the LTIP, SBG issued restricted stock awards ("RSAs"), stock grants to its non-employee directors, stock-settled appreciation rights ("SARs"), and stock options. In June 2022, Old Sinclair's Board of Directors adopted, upon approval of the shareholders by proxy, the 2022 Stock Incentive Plan ("SIP"). Upon approval of the SIP, it succeeded the LTIP and no additional awards were granted under the LTIP. All outstanding awards granted under the LTIP will remain subject to their original terms. The purpose of the SIP is to provide stock-based incentives that align the interests of employees, consultants, and outside directors with those of the stockholders of Sinclair by motivating employees to achieve long-term results and rewarding them for their achievements, and to attract and retain the types of employees, consultants, and outside directors who will contribute to SBG's long-range success. The amounts presented here represent stock-based compensation associated with employees of SBG that were awarded and issued stock of Sinclair.

Additionally, SBG has the following arrangements that involve stock-based compensation: employer matching contributions for participants in Sinclair's 401(k) plan and an employee stock purchase plan ("ESPP"). Stock-based compensation expense has no effect on SBG's consolidated cash flows. For the years ended December 31, 2023, 2022, and 2021, SBG recorded stock-based compensation of $45 million, $50 million, and $60 million, respectively. Below is a summary of the key terms and methods of valuation of SBG's stock-based compensation awards:

Restricted Stock Awards

RSAs issued in 2023 have certain restrictions that generally lapse after two years at 100% or over two years at 50% and 50%, respectively. RSAs issued in 2022 and 2021 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Sinclair Class A Common Stock may be freely traded on the open market. The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2022	477,721	$29.53
2023 Activity:
Granted	1,438,990	15.54
Vested	(985,881)	17.12
Forfeited (a)	(12,461)	20.43
Transferred to Ventures	(84,211)	15.52
Unvested shares at December 31, 2023	834,158	$21.62

(a) Forfeitures are recognized as they occur.

SBG recorded compensation expense of $19 million for both of the years ended December 31, 2023 and 2022, respectively, and $21 million for the year ended December 31, 2021. The majority of the unrecognized compensation expense of $9 million as of December 31, 2023 will be recognized in 2024.

Stock Grants to Non-Employee Directors

Prior to the Reorganization, in addition to fees paid in cash to Old Sinclair non-employee directors, on the date of each annual meeting of Old Sinclair shareholders, each Old Sinclair non-employee director received a grant of unrestricted shares of Sinclair Class A Common Stock. Old Sinclair issued 80,496 shares in 2023, 60,732 shares in 2022, and 45,836 shares in 2021. SBG recorded expense of $1 million for the year ended December 31, 2023 and $2 million for each of the years ended December 31, 2022 and 2021, which was based on the average share price of the stock on the date of grant.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock-Settled Appreciation Rights

These awards entitle holders to the appreciation in Sinclair's Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of Sinclair's Class A Common Stock on the date of grant. For the years ended December 31, 2023, 2022, and 2021, SBG recorded compensation expense of $7 million, $10 million, and $15 million, respectively.

The following is a summary of the 2023 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2022	3,269,916	$30.16
2023 Activity:
Granted	1,474,764	15.97
Outstanding SARs at December 31, 2023	4,744,680	$25.75

As of December 31, 2023, there was no aggregate intrinsic value of the SARs outstanding and the outstanding SARs have a weighted average remaining contractual life of 8 years.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2023	2022	2021
Risk-free interest rate	4.4%	1.6%	0.6%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	52.1%	49.6%	48.2%
Annual dividend yield	6.8%	3.0%	2.5%

The risk-free interest rate is based on the U.S. Treasury yield curve, in effect at the time of grant, for U.S. Treasury STRIPS that approximate the expected life of the award. The expected volatility is based on Sinclair's historical stock prices over a period equal to the expected life of the award. The annual dividend yield is based on Sinclair's annual dividend per share divided by Sinclair's share price on the grant date.

Options

As of December 31, 2023, there were options outstanding to purchase 375,000 shares of Sinclair Class A Common Stock. These options are fully vested and have a weighted average exercise price of $31.25 and a weighted average remaining contractual term of 2 years. As of December 31, 2023, there was no aggregate intrinsic value for the options outstanding. There was no grant, exercise, or forfeiture activity during the year ended December 31, 2023. There was no expense recognized during the years ended December 31, 2023, 2022, and 2021.

401(k) Match

The Sinclair, Inc. 401(k) Profit Sharing Plan and Trust ("the 401(k) Plan") is available as a benefit for SBG's eligible employees. Contributions made to the 401(k) Plan include an employee elected salary reduction amount with a match calculation (the "Match"). The Match and any additional discretionary contributions may be made using Sinclair's Class A Common Stock, if the Sinclair Board so chooses. Typically, the Match is made using Sinclair's Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) Plan. The number of Sinclair's Class A Common shares granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match. SBG recorded $17 million for each of the years ended December 31, 2023 and 2022 and $20 million for the year ended December 31, 2021 of stock-based compensation expense related to the Match.

Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase Sinclair Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP was $1 million for the year ended December 31, 2023 and $2 million for each of the years ended December 31, 2022 and 2021.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is generally computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Operating equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under finance leases	Lease term

Acquired property and equipment is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2023 and 2022 (in millions):

	2023	2022
Land and improvements	$71	$72
Real estate held for development and sale	—	19
Buildings and improvements	287	300
Operating equipment	894	873
Office furniture and equipment	142	130
Leasehold improvements	45	45
Automotive equipment	64	63
Finance lease assets	61	61
Construction in progress	93	74
	1,657	1,637
Less: accumulated depreciation	(965)	(909)
	$692	$728

5. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The change in the carrying amount of goodwill at December 31, 2023 and 2022 was as follows (in millions):

	Local media	Other	Consolidated
Balance at December 31, 2021	$2,016	$72	$2,088
Balance at December 31, 2022	$2,016	$72	$2,088
Disposition	—	(6)	(6)
Transferred to Ventures	—	(66)	(66)
Balance at December 31, 2023	$2,016	$—	$2,016

SBG's accumulated goodwill impairment was $3,029 million as of both December 31, 2023 and 2022.

For SBG's annual goodwill impairment tests related to its local media reporting unit in 2023, its other reporting units in 2022, and its local media and other reporting units in 2021, SBG concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment. The qualitative factors reviewed during SBG's annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of SBG's reporting units. SBG did not have any indicators of impairment in any interim period in 2023 or 2022, and therefore did not perform interim impairment tests for goodwill during those periods.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For SBG's annual goodwill impairment test related to its local media reporting unit in 2022, SBG elected to perform a quantitative assessment and concluded that its fair value substantially exceeded its carrying value. The key assumptions used to determine the fair value of SBG's local media reporting unit consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, profit margins, and growth rates. The discount rate used to determine the fair value of SBG's local media reporting unit is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television broadcasting company, and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and growth rates and profit margins are based on market studies, industry knowledge, and historical performance.

As of December 31, 2023 and 2022, the carrying amount of SBG's indefinite-lived intangible assets was as follows (in millions):

	Local media	Other	Consolidated
Balance at December 31, 2021 (a)	$123	$27	$150
Balance at December 31, 2022 (a) (b)	$123	$27	$150
Transferred to Ventures	—	(27)	(27)
Balance at December 31, 2023 (a) (b)	$123	$—	$123

(a)SBG's indefinite-lived intangible assets in its local media segment relate to broadcast licenses and SBG's indefinite-lived intangible assets in other relate to trade names.
(b)Approximately $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2023 and 2022.
SBG did not have any indicators of impairment for its indefinite-lived intangible assets in 2023 or 2022, and therefore did not perform interim impairment tests during those periods. SBG performed its annual impairment tests for indefinite-lived intangibles in 2023 and 2022 and as a result of its qualitative assessments, SBG recorded no impairment.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the gross carrying amount and accumulated amortization of SBG's definite-lived intangibles (in millions):

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (a)	$817	$(579)	$238

Network affiliation	$1,435	$(1,032)	$403
Other	21	(15)	6
Total other definite-lived intangible assets (a) (b)	$1,456	$(1,047)	$409

Total definite-lived intangible assets	$2,273	$(1,626)	$647

	As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (c)	$1,103	$(659)	$444

Network affiliation	$1,436	$(948)	$488
Other	34	(20)	14
Total other definite-lived intangible assets (b) (c)	$1,470	$(968)	$502

Total definite-lived intangible assets	$2,573	$(1,627)	$946

(a)During 2023, $142 million of customer relationships and $7 million of other definite-lived intangible assets were transferred to Ventures as part of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(b)Approximately $33 million and $40 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2023 and 2022, respectively.
(c)During 2022, SBG deconsolidated $3,330 million of customer relationships and $585 million of favorable sports contracts related to the Deconsolidation.
Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 14 years for customer relationships and 15 years for network affiliations. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2023, 2022, and 2021 was $148 million, $225 million, and $554 million, respectively, of which $4 million and $77 million as of December 31, 2022 and 2021, respectively, was associated with the amortization of favorable sports contracts prior to the Deconsolidation and is presented within media programming and production expenses in SBG's statements of operations. SBG analyzes specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets. There were no impairment charges recorded for the years ended December 31, 2023, 2022, and 2021, as there were no indicators of impairment.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2024	$129
2025	123
2026	122
2027	109
2028	83
2029 and thereafter	81
$647

6. OTHER ASSETS:

Other assets as of December 31, 2023 and 2022 consisted of the following (in millions):

	2023	2022
Equity method investments (a)	$1	$113
Other investments (a)	—	442
Note receivable (a)	—	193
Income tax receivable	131	131
Other	52	85
Total other assets	$184	$964

(a)The note receivable, other investments, and certain of the equity method investments were transferred to Ventures as part of the Reorganization.

Equity Method Investments

Prior to the Reorganization, SBG had a portfolio of investments, including a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. Subsequent to the Deconsolidation, SBG has an investment in DSIH that is accounted for under the equity method of accounting and, prior to the Deconsolidation, SBG had an investment in the YES Network. No investments were individually significant for the years ended December 31, 2023, 2022, and 2021.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, SBG's equity interest in DSIH is accounted for under the equity method of accounting. As of March 1, 2022, SBG reflected the investment in DSIH at fair value, which was determined to be nominal. For the year ended December 31, 2023, SBG recorded no equity method loss related to the investment because the carrying value of the investment is zero and SBG is not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

YES Network Investment. Prior to the Deconsolidation, SBG accounted for its investment in the YES Network as an equity method investment, which was recorded within other assets in SBG's consolidated balance sheets, and in which SBG's proportionate share of the net income generated by the investment was included within income from equity method investments in SBG's consolidated statements of operations. SBG recorded income of $10 million and $41 million related to its investment for the years ended December 31, 2022 and 2021, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Investments

SBG's investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

All of the investments measured at fair value and NAV were transferred to Ventures as part of the Reorganization. As of December 31, 2022, SBG held $234 million in investments measured at fair value and $190 million in investments measured at NAV. SBG recognized a fair value adjustment loss of $73 million, a loss of $145 million, and a loss of $42 million during the years ended December 31, 2023, 2022, and 2021, respectively, associated with these securities, which is reflected in other expense, net in SBG's consolidated statements of operations.

All of the investments accounted for utilizing the measurement alternative were transferred to Ventures as part of the Reorganization. Investments accounted for utilizing the measurement alternative were $18 million, net of $7 million of cumulative impairments, as of December 31, 2022. SBG recorded a $6 million impairment related to one investment during the year ended December 31, 2023, which is reflected in other expense, net in SBG's consolidated statements of operations. SBG recorded no impairments related to these investments for the years ended December 31, 2022 and 2021.

As of December 31, 2022, SBG's unfunded commitments related to certain equity investments totaled $128 million, including $88 million related to investments measured at NAV.

Note Receivable

SBG was party to an Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH. Subsequent to the Deconsolidation, transactions related to the A/R Facility are no longer intercompany transactions and, therefore, are reflected in SBG's consolidated financial statements. There was no outstanding balance as of December 31, 2023 and an outstanding balance of $193 million as of December 31, 2022, which is recorded within other assets in SBG's consolidated balance sheets. On May 10, 2023, DSPV paid SBG approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. The loans under the A/R Facility and cash received were transferred to Ventures as part of the Reorganization.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including "finance leases to affiliates") consisted of the following as of December 31, 2023 and 2022 (in millions):

	2023	2022
Bank Credit Agreement:
Term Loan B-2, due September 30, 2026 (a)	$1,215	$1,258
Term Loan B-3, due April 1, 2028	722	729
Term Loan B-4, due April 21, 2029	739	746
STG Notes (b):
5.125% Unsecured Notes, due February 15, 2027	274	282
5.500% Unsecured Notes, due March 1, 2030	485	500
4.125% Senior Secured Notes, due December 1, 2030	737	750
Debt of variable interest entities	7	8
Debt of non-media subsidiaries	—	16
Finance leases	20	23
Finance leases - affiliate	7	9
Total outstanding principal	4,206	4,321
Less: Deferred financing costs and discounts	(46)	(56)
Less: Current portion	(34)	(35)
Less: Finance leases - affiliate, current portion	(2)	(3)
Net carrying value of long-term debt	$4,124	$4,227

(a)During the year ended December 31, 2023, STG repurchased $30 million aggregate principal amount of the Term Loan B-2 for consideration of $26 million. See Bank Credit Agreement below.
(b)During the year ended December 31, 2023, STG purchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Senior Notes due 2027 (the "5.125% Notes"), the 5.500% Senior Notes due 2030 (the "5.500% Notes"), and the 4.125% Senior Secured Notes due 2030 (the "4.125% Notes" and, collectively with the 5.125% Notes and 5.500% Notes, the notes are referred to as the "STG Notes"), respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition. See STG Notes below.

Debt under the Bank Credit Agreement, notes payable, and finance leases as of December 31, 2023 matures as follows (in millions):

	Notes and Bank Credit Agreement	Finance Leases	Total
2024	$31	$7	$38
2025	28	7	35
2026	1,204	7	1,211
2027	292	4	296
2028	699	2	701
2029 and thereafter	1,925	5	1,930
Total minimum payments	4,179	32	4,211
Less: Deferred financing costs and discounts	(46)	—	(46)
Less: Amount representing future interest	—	(5)	(5)
Net carrying value of total debt	$4,133	$27	$4,160

Interest expense in SBG's consolidated statements of operations was $305 million, $296 million, and $618 million for the years ended December 31, 2023, 2022, and 2021, respectively. Interest expense included amortization of deferred financing costs, debt discounts, and premiums of $10 million, $12 million, and $30 million for the years ended December 31, 2023, 2022, and 2021, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2023 and 2022:

		Weighted Average Effective Rate
	Stated Rate	2023	2022
Bank Credit Agreement:
Term Loan B-2 (a)	SOFR plus 2.50%	7.98%	4.62%
Term Loan B-3 (a)	SOFR plus 3.00%	8.35%	4.88%
Term Loan B-4 (b)	SOFR plus 3.75%	9.77%	8.21%
Revolving Credit Facility (b) (c)	SOFR plus 2.00%	—%	—%
STG Notes:
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	4.31%

(a)The STG Term Loan B-2 converted to using the Secured Overnight Financing Rate ("SOFR") upon the complete phase-out of LIBOR on June 30, 2023 and was subject to customary credit spread adjustments set at the time of the rate conversion. The STG Term Loan B-3 has LIBOR to SOFR conversion terms, including the applicable credit spread adjustments, built into the existing agreement.
(b)Interest rate terms on the STG Term Loan B-4 and revolving credit facility include additional customary credit spread adjustments.
(c)STG incurs a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if the first lien indebtedness ratio (as defined in the Bank Credit Agreement) is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. The revolving credit facility is priced at SOFR plus 2.00%, subject to decrease if the specified first lien leverage ratio (as defined in the Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2023 and 2022, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the revolving credit facility and the revolving credit facility matures on December 4, 2025. See Bank Credit Agreement below for further information.

SBG recorded a $23 million original issuance discount during the year ended December 31, 2022 and $4 million of debt issuance costs during the year ended December 31, 2021. Debt issuance costs and original issuance discounts and premiums are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to the revolving credit facility, which are presented within other assets in SBG's consolidated balance sheets.

Bank Credit Agreement

STG, a wholly owned subsidiary of SBG, has a syndicated credit facility which includes both revolving credit and issued term loans (the "Bank Credit Agreement").

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of December 31, 2023, the STG first lien leverage ratio was below 4.5x. The financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of December 31, 2023, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of December 31, 2023.

On April 1, 2021, STG amended the Bank Credit Agreement to raise additional term loans in an aggregate principal amount of $740 million ("Term Loan B-3"), with an original issuance discount of $4 million, the proceeds of which were used to refinance a portion of the Term Loan B-1 maturing in January 2024. The Term Loan B-3 matures in April 2028 and bears interest at SOFR plus 3.00%.

On April 21, 2022, STG entered into the Fourth Amendment (the "Fourth Amendment") to the Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto (the "Guarantors") and the lenders and other parties thereto.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the Fourth Amendment, STG raised Term B-4 Loans (as defined in the Bank Credit Agreement) in an aggregate principal amount of $750 million, which mature on April 21, 2029 (the "Term Loan B-4"). The Term Loan B-4 was issued at 97% of par and bears interest, at STG’s option, at Term SOFR plus 3.75% (subject to customary credit spread adjustments) or base rate plus 2.75%. The proceeds from the Term Loan B-4 were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025. For the year ended December 31, 2022, SBG capitalized an original issuance discount of $23 million associated with the issuance of the Term Loan B-4, which is reflected as a reduction to the outstanding debt balance and will be recognized as interest expense over the term of the outstanding debt utilizing the effective interest method. SBG recognized a loss on extinguishment of $10 million for the year ended December 31, 2022.

The Term Loan B-2, Term Loan B-3, and Term Loan B-4 amortize in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loan, with the balance being payable on the maturity date.

During the year ended December 31, 2023, STG repurchased $30 million aggregate principal amount of the Term Loan B-2 for consideration of $26 million. SBG recognized a gain on extinguishment of $3 million for the year ended December 31, 2023.

In January 2024, STG repurchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million.

STG Notes

During the year ended December 31, 2022, STG purchased $118 million aggregate principal amount of the 5.125% Notes in open market transactions for consideration of $104 million. The 5.125% Notes acquired during the year ended December 31, 2022 were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the 5.125% Notes of $13 million for the year ended December 31, 2022.

During the year ended December 31, 2023, STG purchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Notes, the 5.500% Notes, and the 4.125% Notes, respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the STG Notes of $12 million for the year ended December 31, 2023.

The price at which STG may redeem the STG Notes is set forth in the respective indenture of the STG Notes. Also, if SBG sells certain assets or experiences specific kinds of changes of control, the holders of these STG Notes may require SBG to repurchase some or all of the outstanding STG Notes.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Debt of Variable Interest Entities and Guarantees of Third-party Obligations

SBG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both December 31, 2023 and 2022, all of which related to consolidated VIEs is included in our consolidated balance sheets. SBG provides a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $117 million with annual escalations of 4% for the next five years. As of December 31, 2023, SBG has determined that it is not probable that SBG would have to perform under any of these guarantees.

Interest Rate Swap

During the year ended December 31, 2023, we entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of December 31, 2023, the fair value of the interest rate swap was an asset of $1 million, which is recorded in other assets in SBG's consolidated balance sheets.

Finance Leases

For more information related to our finance leases and affiliate finance leases see Note 8. Leases and Note 14. Related Person Transactions, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. LEASES:

SBG determines if a contractual arrangement is a lease at inception. SBG's lease arrangements provide SBG the right to utilize certain specified tangible assets for a period of time in exchange for consideration. SBG's leases primarily relate to building space, tower space, and equipment. SBG does not separate non-lease components from building and tower leases for the purposes of measuring lease liabilities and assets. SBG's leases consist of operating leases and finance leases which are presented separately in SBG's consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

SBG recognizes a lease liability and a right of use asset at the lease commencement date based on the present value of the future lease payments over the lease term discounted using SBG's incremental borrowing rate. Implicit interest rates within SBG's lease arrangements are rarely determinable. Right of use assets also include, if applicable, prepaid lease payments and initial direct costs, less incentives received.

SBG recognizes operating lease expense on a straight-line basis over the term of the lease within operating expenses. Expense associated with SBG's finance leases consists of two components, including interest on outstanding finance lease obligations and amortization of the related right of use assets. The interest component is recorded in interest expense and amortization of the finance lease asset is recognized on a straight-line basis over the term of the lease in depreciation of property and equipment.

SBG's leases do not contain any material residual value guarantees or material restrictive covenants. Some of SBG's leases include optional renewal periods or termination provisions which SBG assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

The following table presents lease expense SBG has recorded in SBG's consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Finance lease expense:
Amortization of finance lease asset	$4	$3	$3
Interest on lease liabilities	2	3	3
Total finance lease expense	6	6	6
Operating lease expense (a)	38	41	60
Total lease expense	$44	$47	$66

(a)Includes variable lease expense of $6 million for the year ended December 31, 2023 and $7 million for each of the years ended December 31, 2022 and 2021 and short-term lease expense of $1 million for the year ended December 31 2021.

The following table summarizes SBG's outstanding operating and finance lease obligations as of December 31, 2023 (in millions):

	Operating Leases	Finance Leases	Total
2024	$31	$7	$38
2025	30	7	37
2026	29	7	36
2027	28	4	32
2028	24	2	26
2029 and thereafter	78	5	83
Total undiscounted obligations	220	32	252
Less imputed interest	(47)	(5)	(52)
Present value of lease obligations	$173	$27	$200

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes supplemental balance sheet information related to leases as of December 31, 2023 and December 31, 2022 (in millions, except lease term and discount rate):

	2023			2022
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$142	$12	(a)	$145	$16	(a)

Lease liabilities, current	$21	$6		$23	$6
Lease liabilities, non-current	152	21		154	26
Total lease liabilities	$173	$27		$177	$32

Weighted average remaining lease term (in years)	7.85	5.26		8.68	5.76
Weighted average discount rate	6.2%	7.9%		5.8%	8.0%

(a)Finance lease assets are reflected in property and equipment, net in SBG's consolidated balance sheets.

The following table presents other information related to SBG's leases for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33	$35	$52
Operating cash flows from finance leases	$2	$3	$3
Financing cash flows from finance leases	$7	$6	$5
Leased assets obtained in exchange for new operating lease liabilities	$25	$15	$50
Leased assets obtained in exchange for new finance lease liabilities	$—	$1	$4
9. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2023 were as follows (in millions):

2024	$76
2025	9
2026	5
Total	90
Less: Current portion	(76)
Long-term portion of program contracts payable	$14

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period. While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $13 million. In addition, we have entered into non-cancelable commitments for future television program rights aggregating to $14 million as of December 31, 2023.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. REDEEMABLE NONCONTROLLING INTERESTS:

SBG accounts for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classifies them as mezzanine equity in SBG's consolidated balance sheets because their possible redemption is outside of the SBG's control. SBG's redeemable non-controlling interests consist of the following:

Redeemable Subsidiary Preferred Equity

On August 23, 2019, Diamond Sports Holdings, LLC ("DSH"), an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity ("the Redeemable Subsidiary Preferred Equity").

On February 10, 2023, SBG purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase. SBG redeemed no Redeemable Subsidiary Preferred Equity during the years ended December 31, 2022 and 2021.

Dividends accrued during the years ended December 31, 2023, 2022, and 2021 were $3 million, $13 million, and $14 million, respectively, and are reflected in net loss (income) attributable to redeemable noncontrolling interests in SBG's consolidated statements of operations. Dividends accrued during 2023, 2022, and the 2nd, 3rd, and 4th quarters of 2021 were paid in kind and added to the liquidation preference. The balance, net of issuance costs, and the liquidation preference of the Redeemable Subsidiary Preferred Equity was $194 million and $198 million, respectively, as of December 31, 2022.

11. INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Current provision (benefit) for income taxes:
Federal	$5	$6	$(78)
State	(5)	3	2
	—	9	(76)
Deferred (benefit) provision for income taxes:
Federal	(331)	868	(93)
State	(28)	36	(4)
	(359)	904	(97)
(Benefit) provision for income taxes	$(359)	$913	$(173)

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments:
State income taxes, net of federal tax benefit (a)	4.7%	2.0%	(4.2)%
Valuation allowance (b)	33.5%	1.6%	(1.5)%
Noncontrolling interest (c)	0.5%	0.2%	2.6%
Federal tax credits (d)	0.6%	(0.2)%	10.6%
Net Operating Loss Carryback (e)	—%	—%	7.5%
Other	(0.9)%	0.7%	(1.3)%
Effective income tax rate	59.4%	25.3%	34.7%

(a)Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers, tax elections, law changes and/or impact of changes in apportionment.
(b)SBG’s 2023 income tax provision includes a $212 million decrease related to the release of valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j). SBG’s 2022 income tax provision includes a net $56 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets resulting from the Deconsolidation of Diamond. SBG’s 2021 income tax provision includes a net $8 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets as a result of the changes in estimate of the state apportionment.
(c)SBG's 2023, 2022, and 2021 income tax provisions include a $3 million benefit, a $9 million expense, and a $13 million benefit, respectively, related to noncontrolling interest of various partnerships.
(d)SBG's 2021 income tax provision included a benefit of $40 million related to investments in sustainability initiatives whose activities qualify for federal income tax credits through 2021.
(e)SBG's 2021 income tax provision included a benefit of $38 million as result of the CARES Act allowing for the 2020 federal net operating loss to be carried back to the pre-2018 years when the federal tax rate was 35%.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes. Total deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Deferred Tax Assets:
Net operating losses:
Federal	$97	$14
State	152	131
IRC Section 163(j) interest expense carryforward	93	212
Investment in Bally's securities	6	70
Tax Credits	87	79
Other	112	98
	547	604
Valuation allowance for deferred tax assets	(113)	(312)
Total deferred tax assets	$434	$292

Deferred Tax Liabilities:
Goodwill and intangible assets	$(334)	$(384)
Property & equipment, net	(98)	(110)
Investment in DSIH	(250)	(356)
Other	(35)	(52)
Total deferred tax liabilities	(717)	(902)
Net deferred tax liabilities	$(283)	$(610)

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2023, SBG had approximately $462 million and $3,222 million of gross federal and state net operating losses, respectively. Except for those without an expiration date, these losses will expire during various years from 2024 to 2043, and some of them are subject to annual limitations under the IRC Section 382 and similar state provisions. As discussed in Income taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, SBG establishes valuation allowance in accordance with the guidance related to accounting for income taxes. As of December 31, 2023, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences and a substantial portion of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, SBG believes it is more likely than not that they will be realized in the future. During the year ended December 31, 2023, SBG decreased its valuation allowance by $199 million to $113 million. The decrease was primarily due to the release of valuation allowance related to interest expense carryforwards under the IRC Section 163(j) offset by a change in judgement in the realizability of certain state deferred tax assets. During the year ended December 31, 2022, SBG increased its valuation allowance by $56 million to $312 million. The increase was primarily due to uncertainty in the realizability of deferred tax assets related to interest expense carryforwards under the IRC Section 163(j), offset by a change in judgement in the realizability of certain state deferred tax assets.

The following table summarizes the activity related to SBG's accrued unrecognized tax benefits (in millions):

	2023	2022	2021
Balance at January 1,	$17	$15	$11
Additions related to prior year tax positions	—	2	1
Additions related to current year tax positions	1	1	3
Reductions related to positions transferred to Ventures	(2)	—	—
Reductions related to settlements with taxing authorities	(2)	—	—
Reductions related to expiration of the applicable statute of limitations	(2)	(1)	—
Balance at December 31,	$12	$17	$15

As of 2023, SBG is a subsidiary of Sinclair and is subject to U.S. federal income tax as part of the consolidated return. SBG is also subject to income tax of multiple state jurisdictions. SBG’s 2014 through 2020 federal tax returns are currently under audit, and several of SBG’s subsidiaries are currently under state examinations for various years. SBG does not anticipate that resolution of these matters will result in a material change to SBG’s financial statements. In addition, SBG believes that its liability for unrecognized tax benefits could be reduced by up to $1 million, in the next twelve months, as a result of expected statute of limitations expirations and resolution of examination issues and settlements with tax authorities.

12. COMMITMENTS AND CONTINGENCIES:

Litigation

SBG is party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. Except as noted below, SBG does not believe the outcome of these matters, individually or in the aggregate, will have a material effect on SBG's financial statements.

FCC Litigation Matters. On May 22, 2020, the Federal Communications Commission ("FCC") released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture ("NAL") issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC's investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation ("Cunningham") station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024, and the matter remains pending.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of December 31, 2023, SBG has accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

Other Litigation Matters. On November 6, 2018, the Company agreed to enter into a proposed consent decree with the Department of Justice ("DOJ"). This consent decree resolves the DOJ's investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company's management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys' fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants' motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs' objections to the defendant's privilege claims. That privilege review is ongoing. On August 18, 2023, the defendants filed objections to the Special Master’s First Report and Recommendations with the Court. The Court overruled the defendants’ objections on January 31, 2024. The Special Master has not indicated when he expects to complete his privilege review. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs' claims against them. The Company and the other non-settling defendants continue to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On July 19, 2023, as part of the ongoing bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the "DSG Litigation"), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG, David D. Smith, Sinclair's Executive Chairman, Christopher S. Ripley, Sinclair's President and Chief Executive Officer, Lucy A. Rutishauser, Sinclair's Executive Vice President & Chief Financial Officer, and Scott Shapiro, Sinclair's Executive Vice President, Corporate Development and Strategy, as defendants.

In the complaint, plaintiffs challenge a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleges, among other things, that the management services agreement (the "MSA") entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally's Corporation ("Bally's") transaction in November 2020 through which Bally's acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint alleges that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserts a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs are seeking, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined. The defendants believe the allegations in this lawsuit are without merit and intend to vigorously defend against plaintiffs' claims.

On January 17, 2024, Sinclair announced that it had agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the Diamond Litigation, which settlement includes an amendment to the MSA. The settlement terms include, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. The cash payment will be funded by cash on hand at Ventures and STG, and/or a loan backed by Ventures. Under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. As of December 31, 2023, we have accrued $495 million, exclusive of any potential offsetting benefits to be received, related to the above matter, which is recorded within accounts payable and accrued liabilities in SBG's consolidated balance sheets and corporate general and administrative expenses in in SBG's consolidated statements of operations.

The settlement is subject to definitive documentation. On February 26, 2024, the court approved the settlement, subject to Sinclair and DSG completing definitive documentation.

Sinclair has entered into the settlement, without admitting any fault or wrongdoing. If the settlement does not receive final court approval, Sinclair remains committed to vigorously defending against the claims asserted in the litigation.

Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap

Certain of SBG's stations have entered into what have commonly been referred to as local marketing agreements or LMAs. One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the latter licensee’s ultimate editorial and other controls. SBG believes these arrangements allow it to reduce SBG's operating expenses and enhance profitability.

In 1999, the FCC established a local television ownership rule that made certain LMAs attributable. The FCC adopted policies to exempt from attribution "legacy" LMAs that were entered into prior to November 5, 1996 and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review. The FCC stated it would conduct a case-by-case review of legacy LMAs and assess the appropriateness of extending the exemption periods. The FCC did not initiate any review of legacy LMAs in 2004 or as part of its subsequent quadrennial reviews. SBG does not know when, or if, the FCC will conduct any such review of legacy LMAs. Currently, all of SBG's LMAs are exempt from attribution under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the exemption for these LMAs, SBG would have to terminate or modify these LMAs.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the "totality of the circumstances test" for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a "marquee sports or entertainment event," restrictions on online access to broadcast programming during negotiation impasses, broadcasters' ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters' ability to invoke the FCC's exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and SBG cannot predict if the FCC will terminate the rulemaking or take other action.

On November 20, 2017, the FCC released an Ownership Order on Reconsideration that eliminated or revised several media ownership rules. Among other things, the Order on Reconsideration (1) retained the “Top-Four Prohibition” (which generally restricts common ownership of two top-four rated stations in a market) but introduced a process by which entities could seek a waiver of the Top-Four Prohibition on a case-by-case basis; (2) eliminated the “Eight-Voices Test” that previously allowed common ownership of two stations in a single market only if eight or more independently-owned television stations would remain in the market (allowing common ownership of up to two stations in a market as long as such ownership does not violate the Top-Four Prohibition), and (3) eliminated the JSA attribution rule. The Ownership Order on Reconsideration was vacated and remanded by the U.S. Court of Appeals for the Third Circuit in September 2019, but the Supreme Court ultimately reversed the Third Circuit’s decision on April 1, 2021 and the Ownership Order on Reconsideration became effective on June 30, 2021.

On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the FCC’s national ownership cap, including the UHF discount. The UHF discount allows television station owners to discount the coverage of UHF stations when calculating compliance with the FCC's national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 34 of the stations SBG currently owns and operates, or to which SBG provides programming services are UHF. SBG cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all of SBG's present stations SBG reaches approximately 24% of U.S. households. Changes to the national ownership cap could limit SBG's ability to make television station acquisitions.

On December 13, 2018, the FCC released a Notice of Proposed Rulemaking to initiate the 2018 Quadrennial Regulatory Review of the FCC’s broadcast ownership rules. With respect to the local television ownership rule specifically, among other things, the Notice of Proposed Rulemaking sought comment on possible modifications to the rule’s operation, including the relevant product market, the numerical limit, the Top-Four Prohibition; and the implications of multicasting, satellite stations, low power television ("LPTV") stations and the Next Generation broadcasting standard. On December 22, 2023, the FCC completed its 2018 Quadrennial Regulatory Review (the "2018 Ownership Order"). The 2018 Ownership Order declined to loosen or eliminate any of the existing television ownership rules and expanded the Top-Four Prohibition to multicast streams and LPTV stations, each of which were not previously considered as part of the local television ownership rules. The expanded rule prohibits a broadcaster with a top-four-rated television station from acquiring the network affiliation of another top-four rated station in the market and airing that second top-four network on a multicast stream or commonly owned LPTV station under certain circumstances. Affiliation arrangements existing as of the release of the 2018 Ownership Order that would otherwise violate the expanded Top-Four Prohibition will not be subject to divestiture, but such arrangements will not be transferrable or assignable. The 2018 Ownership Order also revised the methodology for determining whether a station is rated among the top-four stations in the market, retained the SSA disclosure requirement, and declined to attribute SSAs or JSAs. The 2018 Ownership Order’s expansion of the Top-Four Prohibition to multicast streams and LPTV stations may affect the Company’s ability to acquire programming or to sell or acquire stations due to the need to divest grandfathered affiliations.

On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review, seeking comment on the Local Radio Ownership Rule, the Local Television Ownership Rule, and the Dual Network Rule and the proceeding remains pending. We cannot predict the outcome of that rulemaking proceeding. Changes to these rules could impact our ability to make radio or television station acquisitions.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. VARIABLE INTEREST ENTITIES:

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in SBG's consolidated balance sheets as of December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
ASSETS
Current assets:
Accounts receivable, net	23	47
Other current assets	3	3
Total current asset	26	50

Property and equipment, net	11	10
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	33	40
Total assets	$85	$115

LIABILITIES
Current liabilities:
Total current liabilities	14	15

Long-term liabilities:
Notes payable, finance leases, and commercial bank financing, less current portion	6	7
Program contracts payable, less current portion	—	1
Other long-term liabilities	3	3
Total liabilities	$23	$26

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $130 million as of both December 31, 2023 and 2022, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2023, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-party Obligations under Note 7. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

The carrying amounts of SBG's investments in these VIEs for which SBG was not the primary beneficiary were $187 million as of December 31, 2022 and are included in other assets in SBG's consolidated balance sheets. The income and loss related to equity method investments and other equity investments are recorded in income from equity method investments and other expense, net, respectively, in SBG's consolidated statements of operations. SBG recorded gains of $37 million, $58 million, and $37 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to these investments.

In conjunction with the Transaction, the composition of the DSIH board of managers was modified resulting in SBG's loss of voting control over DSIH. SBG holds substantially all of the equity of DSIH and provides certain management and general and administrative services to DSIH. However, it was determined that SBG is not the primary beneficiary because SBG lacks the ability to control the activities that most significantly drive the economics of the business. The carrying amount of SBG's investment in DSIH is zero and there is no obligation for SBG to provide additional financial support. Prior to the Reorganization, SBG was also party to the A/R Facility held by an indirect wholly-owned subsidiary of DSIH which had an outstanding balance of approximately $193 million as of December 31, 2022. See Note Receivable within Note 6. Other Assets. The amounts drawn under the A/R facility represent our maximum loss exposure. The loans under the A/R Facility were transferred to Ventures as part of the Reorganization.

14. RELATED PERSON TRANSACTIONS:

Transactions With SBG's Indirect Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, "the Sinclair controlling shareholders") are brothers and hold substantially all of the Sinclair Class B Common Stock and some of the Sinclair Class A Common Stock. SBG engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by SBG and SBG's operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $6 million for both the years ended December 31, 2023 and 2022 and $5 million for the year ended December 31, 2021.

Finance leases payable related to the aforementioned relationships were $7 million, net of $1 million interest, and $9 million, net of $1 million interest, as of December 31, 2023 and 2022, respectively. The finance leases mature in periods through 2030. For further information on finance leases to affiliates, see Note 7. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  SBG leases aircraft owned by certain controlling shareholders. For all leases, we incurred aggregate expenses of $0.2 million, $0.4 million and $1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the Cunningham Stations). Certain of SBG's stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 13. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of the Sinclair controlling shareholders. SBG consolidates certain subsidiaries of Cunningham with which SBG has variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional 5-year renewal terms remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $65 million and $61 million as of December 31, 2023 and 2022, respectively. The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2023 and 2022. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $12 million, $10 million, and $11 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029, and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG's consolidated statements of operations. SBG's consolidated revenues include $140 million, $159 million, and $144 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to the Cunningham Stations.

 SBG has an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid SBG an initial fee of $1 million and pays SBG $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, SBG has an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million which increases by 3% on each anniversary and which expires in November 2024.

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $2 million, $1 million, and $2 million for the years ended December 31, 2023, 2022, and 2021, respectively, under these agreements.

MileOne Autogroup, Inc.

SBG sells advertising time to certain operating subsidiaries of MileOne Autogroup, Inc. ("MileOne"), including automobile dealerships, body shops, and an automobile leasing company. David Smith has a controlling interest in, and is a member of the Board of Directors of, MileOne. SBG received payments for advertising totaling less than $0.1 million for each of the years ended December 31, 2023 and 2022 and $0.1 million for the year December 1, 2021.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Leased Property by Real Estate Ventures

Certain of SBG's real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2023, 2022, and 2021.

Sinclair, Inc.

Subsequent to the Reorganization, Sinclair is the sole member of SBG. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

SBG recorded revenue of $5 million for the year ended December 31, 2023 within the local media segment related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $6 million for the year ended December 31, 2023 within the local media segment related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made cash distributions of $554 million to Sinclair, and certain of its direct and indirect subsidiaries, for the year ended December 31, 2023.

SBG received cash payments of $72 million from Sinclair, and certain of its direct and indirect subsidiaries, for the year ended December 31, 2023.

As of December 31, 2023, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $3 million, included within prepaid expenses and other current assets in SBG's consolidated balance sheets.

Diamond Sports Intermediate Holdings LLC

Subsequent to February 28, 2022, SBG's equity interest in DSIH is accounted for as an equity method investment.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Management Services Agreement. In 2019, SBG entered into a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which SBG provides DSG with affiliate sales and marketing services and general and administrative services. The contractual annual amount due from DSG for these services during the fiscal year ended December 31, 2023 is $78 million, which is subject to increases on an annual basis. Additionally, the agreement contains an incentive fee payable to SBG calculated based on certain terms contained within new or renewed distribution agreements with Distributors. As a condition to the Transaction, DSG will defer the cash payment of a portion of its management fee payable to SBG over the next four years. Pursuant to this agreement, excluding the amounts deferred as part of the Transaction, the local media segment recorded $49 million and $60 million of revenue for the years ended December 31, 2023 and 2022 related to both the contractual and incentive fees, of which $24 million was eliminated in consolidation prior to the Deconsolidation for the year ended December 31, 2022. SBG will not recognize the portion of deferred management fees as revenue until such fees are determined to be collectible. The terms of this agreement are subject to change depending upon the outcome of the settlement with DSG discussed in Note 12. Commitments and Contingencies.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $7 million for the year ended December 31, 2022.

Note receivable. For the year ended December 31, 2023, SBG received payments totaling $203 million related to the note receivable associated with the A/R facility, including $199 million from DSPV on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. For the year ended December 31, 2022, SBG received payments totaling $60 million from DSPV and funded an additional $40 million related to the note receivable associated with the A/R facility.

SBG recorded revenue of $11 million and $15 million for the years ended December 31, 2023 and 2022, respectively, within the local media segment and other related to certain other transactions between DSIH and SBG.

Other Equity Method Investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with SBG, in which SBG provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid SBG a management services fee of $1 million and $6 million for the years ended December 31, 2022 and 2021, respectively.

DSIH has a minority interest in certain mobile production businesses. Prior to the Deconsolidation, SBG accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million and $45 million for the years ended December 31, 2022 and 2021, respectively.

SBG has a minority interest in a sports marketing company, which SBG accounts for as an equity method investment. Payments to this business for marketing services totaling $2 million and $17 million for the years ended December 31, 2022 and 2021, respectively.

Sports Programming Rights

Affiliates of six professional teams had non-controlling equity interests in certain of DSIH's regional sports networks. DSIH paid $61 million and $424 million, net of rebates, for the years ended December 31, 2022 and 2021, respectively, under sports programming rights agreements covering the broadcast of regular season games associates with these professional teams. Prior to the Deconsolidation, these payments were recorded in SBG's consolidated statements of operations and cash flows.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Jason Smith received total compensation of $0.8 million, $0.6 million, and $0.2 million, consisting of salary and bonus, for the years ended December 31, 2023, 2022, and 2021, respectively, consisting of salary and bonus, and was granted 2,239 shares of restricted stock, vesting over two years, during the year December 31, 2021.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Ethan White received total compensation of $0.2 million, consisting of salary and bonus, for the year ended December 31, 2023 and $0.1 million, consisting of salary and bonus, for each of the years ended December 31, 2022 and 2021, and was granted 1,252 shares of restricted stock, vesting over two years, during the year ended December 31, 2023.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of $0.2 million, $0.1 million, and $0.2 million, consisting of salary and bonus, for the years ended December 31, 2023, 2022, and 2021, respectively.

Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of the SBG. Edward Kim received total compensation of $0.2 million, consisting of salary, for each of the years ended December 31, 2023, 2022, and 2021 and was granted 516 and 302 shares of restricted stock, vesting over two years, during the years ended December 31, 2023 and 2022, respectively.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG's Board of Managers, and J. Duncan Smith. Frederick Smith received total compensation of $1 million for each of the years ended December 31, 2023, 2022, and 2021, consisting of salary, bonus, and earnings related to Frederick Smith’s participation in the Company's deferred compensation plan. J. Duncan Smith is the brother of David Smith and Frederick Smith. J. Duncan Smith received total compensation of $1 million for each of the years ended December 31, 2023, 2022, and 2021, consisting of salary and bonus.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15. SEGMENT DATA:

During the year ended December 31, 2023, SBG modified its segment reporting to align with the new organizational structure of SBG discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods have been recast to reflect this new presentation. During the year ended December 31, 2023, SBG measured segment performance based on operating income (loss). For the year ended December 31, 2023, SBG had one reportable segment: local media. Prior to the Deconsolidation on March 1, 2022, SBG had one additional reportable segment: local sports. SBG's local media segment includes SBG's television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. Prior to the Deconsolidation, the local sports segment provided viewers with live professional sports content and included the Bally RSNs, Marquee, and SBG's investment in the YES Network. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include SBG's costs to operate the parent company of its subsidiaries. All of SBG's businesses are located within the United States.

Segment financial information is included in the following tables for the years ended December 31, 2023, 2022, and 2021 (in millions):

As of December 31, 2023	Local media	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$—	$—	$2,016
Assets	4,750	87	—	4,837

As of December 31, 2022	Local media	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$72	$—	$2,088
Assets	5,554	1,150	—	6,704

For the year ended December 31, 2023	Local media		Other & Corporate (d)	Eliminations		Consolidated
Revenue	$2,866	(a)	$119	$(7)	(c)	$2,978
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243		10	(1)		252
Amortization of program contract costs	80		—	—		80
Corporate general and administrative expenses	134		520	—		654
Loss on deconsolidation of subsidiary	—		10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(14)	(b)	12	—		(2)
Operating income (loss)	227	(b)	(529)	—		(302)
Interest expense including amortization of debt discount and deferred financing costs	305		—	—		305
Income from equity method investments	—		31	—		31
Capital expenditures	86		4	—		90

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2022	Local media		Local sports (e)	Other & Corporate		Eliminations		Consolidated
Revenue	$3,193	(a)	$482	$312		$(59)	(c)	$3,928
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243		54	28		(4)		321
Amortization of sports programming rights (f)	—		326	—		—		326
Amortization of program contract costs	90		—	—		—		90
Corporate general and administrative expenses	117		1	42		—		160
Gain on deconsolidation of subsidiary	—		—	(3,357)	(g)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(17)	(b)	—	(47)		—		(64)
Operating income (loss)	591	(b)	(4)	3,393		—		3,980
Interest expense including amortization of debt discount and deferred financing costs	226		72	6		(8)		296
Income from equity method investments	—		10	46		—		56
Capital expenditures	96		2	7		—		105

For the year ended December 31, 2021	Local media		Local sports		Other & Corporate	Eliminations		Consolidated
Revenue	$2,887		$3,056		$352	$(161)	(c)	$6,134
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	248		316		30	(3)		591
Amortization of sports programming rights (f)	—		2,350		—	—		2,350
Amortization of program contract costs	93		—		—	—		93
Corporate general and administrative expenses	148		10		12	—		170
Gain on asset dispositions and other, net of impairment	(23)	(b)	(43)	(b)	(5)	—		(71)
Operating income (loss)	388	(b)	(317)	(b)	24	—		95
Interest expense including amortization of debt discount and deferred financing costs	183		436		13	(14)		618
Income (loss) from equity method investments	—		49		(4)	—		45
Capital expenditures	52		16		12	—		80

(a)Includes $55 million and $39 million for the year ended December 31, 2023 and 2022, respectively, of revenue for services provided by local media under management services agreements after the Deconsolidation, which is not eliminated in consolidation.
(b)Local Media includes gains of $8 million, $4 million, and $24 million related to reimbursements for spectrum repack costs for the years ended December 31, 2023, 2022, and 2021, respectively. Local sports includes $43 million related to the fair value of equipment that we received for the C-Band spectrum repack for the year ended December 31, 2021. See Note 2. Acquisitions and Dispositions of Assets.
(c)Includes $26 million and $111 million,of revenue for the years ended December 31, 2022 and 2021, respectively, for services provided by local media, which are eliminated in consolidation.
(d)Represents the activity in tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, "Other") prior to the Reorganization on June 1, 2023 and the activity in corporate prior and subsequent to the Reorganization. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(e)Represents the activity prior to the Deconsolidation on March 1, 2022.
(f)The amortization of sports programming rights is included within media programming and production expenses on our consolidated statements of operations.
(g)Represents the gain recognized on the Deconsolidation.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. FAIR VALUE MEASUREMENTS:

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our financial assets and liabilities as of December 31, 2023 and 2022 (in millions):

	2023		2022
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities (a)	N/A	$—	N/A	$6
Money market funds	N/A	$309	N/A	$741
Deferred compensation assets	N/A	$—	N/A	$41
Deferred compensation liabilities	N/A	$—	N/A	$35

Level 2:
Investments in equity securities (a) (b)	N/A	$—	N/A	$153
Interest rate swap (c)	N/A	$1	N/A	$—
STG (d):
5.500% Senior Notes due 2030	$485	$362	$500	$347
5.125% Senior Notes due 2027	$274	$248	$282	$230
4.125% Senior Secured Notes due 2030	$737	$521	$750	$560
Term Loan B-2, due September 30, 2026	$1,215	$1,124	$1,258	$1,198
Term Loan B-3, due April 1, 2028	$722	$595	$729	$692
Term Loan B-4, due April 21, 2029	$739	$602	$746	$709
Debt of variable interest entities (d)	$7	$7	$8	$8
Debt of non-media subsidiaries (a) (d)	$—	$—	$16	$16

Level 3:
Investments in equity securities (a) (e)	N/A	$—	N/A	$75

N/A - Not applicable
(a)The debt of non-media subsidiaries and the investments in equity securities were transferred to Ventures as part of the Reorganization.
(b)Consists of unrestricted warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(c)SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.90%, and SBG receives a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of December 31, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 7. Notes Payable and Commercial Bank Financing.
(d)Amounts are carried in SBG's consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $46 million and $56 million as of December 31, 2023 and 2022, respectively.
(e)On November 18, 2020, SBG entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the years ended December 31, 2023, 2022, and 2021, SBG recorded a fair value adjustment loss of $25 million, loss of $112 million, and loss of $50 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock, the exercise price of the options, which range from $30 to $45 per share. The warrants and options were transferred to Ventures as part of the Reorganization.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Options and Warrants
Fair Value at December 31, 2021	$282
Measurement adjustments	(112)
Transfer to Level 2	(95)
Fair Value at December 31, 2022	75
Measurement Adjustments	(25)
Transfer to Ventures	(50)
Fair Value at December 31, 2023	$—

17. SUBSEQUENT EVENTS:

On January 17, 2024, Sinclair announced that it agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023, which settlement includes an amendment to the management services agreement between STG and DSG.

The settlement is subject to definitive documentation, including finalization of certain transition terms, and approval by the U.S. Bankruptcy Court in Houston overseeing DSG’s chapter 11 case. A motion for approval of the settlement was filed with the court on January 23, 2024. On February 26, 2024, the court approved the settlement, subject to Sinclair and DSG completing definitive documentation.

See Note 12. Commitments and Contingencies for additional information regarding the settlement.