Form 10-Q
period 2024-03-31
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2024-05-10
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 42,402,724 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

GENERAL

This combined report on Form 10-Q is filed by both Sinclair, Inc. ("Sinclair") and Sinclair Broadcast Group, LLC ("SBG"). Certain information contained in this document relating to SBG is filed by Sinclair and separately by SBG. SBG makes no representation as to information relating to Sinclair or its subsidiaries, except as it may relate to SBG and its subsidiaries. References in this report to "we," "us," "our," the "Company," and similar terms refer to Sinclair and its consolidated subsidiaries, including SBG, unless context indicates otherwise. As described under Company Reorganization in Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair's Consolidated Financial Statements below, upon consummation of the Reorganization (as defined therein) on June 1, 2023, Sinclair became the successor issuer to Sinclair Broadcast Group, Inc. ("Old Sinclair"), which, immediately following the Reorganization, was converted into a limited liability company. SBG files reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") solely to comply with Section 1018(a) of the indenture governing the 5.125% Senior Notes due 2027 of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG. References to SBG herein may also include its predecessor, Old Sinclair, as context indicates.

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, and the U.S. Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about us, including, among other things, the following risks. All risk factors are deemed to be related to both Sinclair and its subsidiaries, including SBG. Any risks only applicable to Sinclair are denoted as such.

Industry risks

•The business conditions of our advertisers, particularly in the political, automotive, and service categories;
•the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;
•subscriber churn due to the impact of technological changes, the proliferation of over-the-top ("OTT") direct to consumer platforms, and economic conditions on consumers desire to pay for subscription services;
•the loss of appeal of our local news, network content, syndicated program content, and sports programming, which may be unpredictable;
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
•the potential impact from changes in industry ownership and multicast rules;
•our ability to execute on our initiatives and goals related to environmental, social and governance ("ESG") matters and the increasing legal and regulatory focus on ESG by numerous jurisdictions with varying requirements; and
•the impact of foreign government rules related to digital and online assets.

Risks specific to us

•The settlement agreement with Diamond Sports Group, LLC ("DSG") could have a material adverse effect on Sinclair and SBG's financial condition and results of operations;
•our ability to attract and maintain local, national, and network advertising and successfully participate in new sales channels such as programmatic and addressable advertising through business partnership ventures and the development of technology;
•our ability to service our debt obligations and operate our business under restrictions contained in our financing agreements;
•our use of derivative financial instruments to reduce interest rate risk may result in added volatility in the amount of interest expense recorded within our financial results and the amount of cash interest paid;
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
•our ability to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, TBD, Comet, The Nest, other original programming, mobile DTV, FAST channels, and direct-to-consumer platforms;
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
•the activities of our competitors;
•geopolitical conditions, including the war in Ukraine, conflicts in the Middle East, and international trade sanctions, could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact the operations of us, our customers', our vendors', and our Distributors';
•natural disasters and pandemics (such as the outbreak and worldwide spread of COVID-19) that impact our employees, Distributors, advertisers, suppliers, stations, and networks; and
•cybersecurity incidents, data privacy, and other information technology failures have, and in the future may, adversely affect us and disrupt our operations.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.
 SINCLAIR BROADCAST GROUP, LLC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$655	$662
Accounts receivable, net of allowance for doubtful accounts of $4 as of both periods	642	616
Income taxes receivable	7	8
Prepaid expenses and other current assets	177	189
Total current assets	1,481	1,475
Property and equipment, net	720	715
Operating lease assets	139	142
Goodwill	2,082	2,082
Indefinite-lived intangible assets	150	150
Customer relationships, net	352	369
Other definite-lived intangible assets, net	389	410
Other assets	725	742
Total assets (a)	$6,038	$6,085

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$854	$913
Current portion of notes payable, finance leases, and commercial bank financing	37	36
Current portion of operating lease liabilities	22	21
Current portion of program contracts payable	57	76
Other current liabilities	70	57
Total current liabilities	1,040	1,103
Notes payable, finance leases, and commercial bank financing, less current portion	4,112	4,139
Operating lease liabilities, less current portion	148	152
Program contracts payable, less current portion	11	14
Deferred tax liabilities	258	252
Other long-term liabilities	200	204
Total liabilities (a)	5,769	5,864
Commitments and contingencies (See Note 5)
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 42,305,323 and 39,737,682 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	554	517
Accumulated deficit	(227)	(234)
Accumulated other comprehensive income	5	1
Total Sinclair shareholders' equity	333	285
Noncontrolling interests	(64)	(64)
Total equity	269	221
Total liabilities and equity	$6,038	$6,085

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of March 31, 2024 and December 31, 2023 include total assets of variable interest entities ("VIE") of $78 million and $85 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of March 31, 2024 and December 31, 2023 include total liabilities of VIEs of $16 million and $17 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Media revenues	$792	$766
Non-media revenues	6	7
Total revenues	798	773

OPERATING EXPENSES:
Media programming and production expenses	408	398
Media selling, general and administrative expenses	196	191
Amortization of program contract costs	19	22
Non-media expenses	12	12
Depreciation of property and equipment	25	24
Corporate general and administrative expenses	58	58
Amortization of definite-lived intangible assets	38	41
Loss on asset dispositions and other, net of impairment	—	6
Total operating expenses	756	752
Operating income	42	21

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(76)	(74)
Gain on extinguishment of debt	1	—
Income from equity method investments	14	31
Other income, net	40	11
Total other expense, net	(21)	(32)
Income (loss) before income taxes	21	(11)
INCOME TAX BENEFIT	4	204
NET INCOME	25	193
Net loss attributable to the redeemable noncontrolling interests	—	4
Net income attributable to the noncontrolling interests	(2)	(12)
NET INCOME ATTRIBUTABLE TO SINCLAIR	$23	$185

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$0.35	$2.65
Diluted earnings per share	$0.35	$2.64
Basic weighted average common shares outstanding (in thousands)	64,156	69,744
Diluted weighted average common and common equivalent shares outstanding (in thousands)	64,403	69,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$25	$193
Unrealized gain (loss) on interest rate swap, net of tax	4	(3)
Comprehensive income	29	190
Comprehensive loss attributable to the redeemable noncontrolling interests	—	4
Comprehensive income attributable to the noncontrolling interests	(2)	(12)
Comprehensive income attributable to Sinclair	$27	$182

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2023
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Class A Common Stock	—	(3,583,213)	—	—	—	(53)	—	—	—	(53)
Class A Common Stock issued pursuant to employee benefit plans	—	2,095,836	—	—	—	31	—	—	—	31
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net (loss) income	(4)	—	—	—	—	—	185	—	12	197
BALANCE, March 31, 2023	$—	44,360,502	$1	23,775,056	$—	$602	$289	$(2)	$(59)	$831

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2024
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2023	39,737,682	$1	23,775,056	$—	$517	$(234)	$1	$(64)	$221
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(16)	—	—	(16)
Class A Common Stock issued pursuant to employee benefit plans	2,567,641	—	—	—	37	—	—	—	37
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	23	—	2	25
BALANCE, March 31, 2024	42,305,323	$1	23,775,056	$—	$554	$(227)	$5	$(64)	$269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$25	$193
Adjustments to reconcile net income to net cash flows (used in) from operating activities:
Amortization of definite-lived intangible and other assets	38	41
Depreciation of property and equipment	25	24
Amortization of program contract costs	19	22
Stock-based compensation	27	23
Deferred tax provision (benefit)	4	(207)
Loss on asset dispositions and other, net of impairment	—	6
Income from equity method investments	(14)	(31)
(Income) loss from investments	(27)	2
Distributions from investments	1	28
Gain on extinguishment of debt	(1)	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(27)	4
Increase in prepaid expenses and other current assets	(3)	(42)
(Decrease) increase in accounts payable and accrued and other current liabilities	(35)	21
Net change in net income taxes payable/receivable	(8)	—
Decrease in program contracts payable	(22)	(23)
Other, net	(6)	1
Net cash flows (used in) from operating activities	(4)	62

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(21)	(20)
Purchases of investments	(3)	(33)
Distributions and proceeds from investments	77	8
Other, net	1	1
Net cash flows from (used in) investing activities	54	(44)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing, and finance leases	(34)	(9)
Repurchase of outstanding Class A Common Stock	—	(53)
Dividends paid on Class A and Class B Common Stock	(16)	(18)
Repurchase of redeemable subsidiary preferred equity	—	(190)
Distributions to noncontrolling interests, net	(2)	(4)
Other, net	(5)	(5)
Net cash flows used in financing activities	(57)	(279)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7)	(261)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	662	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$655	$623

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair, Inc. ("Sinclair") is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations and digital platforms. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks and professional sports. Additionally, we own digital media companies that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage, and/or operate technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

For the quarter ended March 31, 2024, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 639 channels as of March 31, 2024. For the purpose of this report, these 185 stations and 639 channels are referred to as "our" stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel Plus streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; and Tennis.com.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $2 million and $3 million for the three months ended March 31, 2024 and 2023, respectively. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the three months ended March 31, 2024. Non-cash investing activities included property and equipment purchases of $5 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$384	$52	$—	$—	$436
Core advertising revenue	284	10	6	(3)	297
Political advertising revenue	24	—	—	—	24
Other media, non-media, and intercompany revenues	35	1	9	(4)	41
Total revenues	$727	$63	$15	$(7)	$798

For the three months ended March 31, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$381	$45	$—	$—	$426
Core advertising revenue	293	9	6	(2)	306
Political advertising revenue	3	—	—	—	3
Other media, non-media, and intercompany revenues	28	1	11	(2)	38
Total revenues	$705	$55	$17	$(4)	$773

Distribution Revenue. We have agreements with multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors"). We generate distribution revenue through fees received from these Distributors for the right to distribute our stations and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Core Advertising Revenue. We generate advertising revenue primarily from the sale of advertising spots/impressions within our broadcast television and digital platforms.

Political Advertising Revenue. We generate political advertising revenue primarily from the sale of political advertising spots/impressions within our broadcast television and digital platforms.

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $187 million and $178 million as of March 31, 2024 and December 31, 2023, respectively, of which $119 million and $124 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the three months ended March 31, 2024 and 2023, included in the deferred revenue balance as of December 31, 2023 and 2022, was $18 million and $19 million, respectively.

For the three months ended March 31, 2024, two customers accounted for 11% and 11%, respectively, of our total revenues. For the three months ended March 31, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. As of March 31, 2024, four customers accounted for 12%, 11%, 10%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2024 and 2023 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2024 was greater than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims. Our effective income tax rate for the three months ended March 31, 2023, was greater than the statutory rate primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the Diamond Sports business because of the exit of the sole minority investor.

We do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

Subsequent Events

In May 2024, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on June 17, 2024 to holders of record at the close of business on June 3, 2024.

2.              OTHER ASSETS:

Other assets as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	As of March 31, 2024	As of December 31, 2023
Equity method investments	$113	$128
Other investments	368	387
Income tax receivable	140	131
Post-retirement plan assets	47	45
Other	57	51
Total other assets	$725	$742

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Equity Method Investments

We have a portfolio of investments, including our investment in Diamond Sports Intermediate Holdings LLC ("DSIH"), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the periods presented.

Diamond Sports Intermediate Holdings LLC. We account for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the three months ended March 31, 2024 and 2023, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of March 31, 2024 and December 31, 2023, we held $155 million and $162 million, respectively, in investments measured at fair value. As of March 31, 2024 and December 31, 2023, we held $174 million and $189 million, respectively, in investments measured at NAV. We recognized a fair value adjustment gain of $2 million for the three months ended March 31, 2024 and a fair value adjustment loss of $1 million for the three months ended March 31, 2023 associated with these investments, which are reflected in other income, net in our consolidated statements of operations. As of March 31, 2024 and December 31, 2023, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $73 million and $74 million, respectively.

Investments accounted for utilizing the measurement alternative were $39 million and $36 million as of March 31, 2024 and December 31, 2023, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either of the three months ended March 31, 2024 and the three months ended March 31, 2023.

Note Receivable

We were party to an Accounts Receivable Securitization Facility ("A/R Facility"), held by Diamond Sports Finance SPV, LLC ("DSPV"), an indirect wholly-owned subsidiary of DSIH. On May 10, 2023, DSPV paid the Company approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. The A/R Facility was terminated on March 14, 2024.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of March 31, 2024, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of March 31, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2024.

During the three months ended March 31, 2024, we repurchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million. The portions of the Term Loan B-2 purchased were canceled immediately following their acquisition. We recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the three months ended March 31, 2024.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million as of both March 31, 2024 and December 31, 2023. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $11 million and $5 million as of March 31, 2024 and December 31, 2023, respectively. See Note 9. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both March 31, 2024 and December 31, 2023, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both March 31, 2024 and December 31, 2023. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $117 million with annual escalations of 4% for the next five years. We have determined that, as of March 31, 2024, it is not probable that we would have to perform under any of these guarantees.

Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminates on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $7 million and $1 million, respectively, which are recorded in other assets in our consolidated balance sheets.

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

Dividends accrued during the three months ended March 31, 2023 were $3 million and are reflected in net loss attributable to the redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued during the three months ended March 31, 2023 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children's television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of March 31, 2024, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

SINCLAIR, INC.
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

On July 19, 2023, as part of the ongoing bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the "Diamond Litigation"), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG, David D. Smith, Sinclair's Executive Chairman, Christopher S. Ripley, Sinclair's President and Chief Executive Officer, Lucy A. Rutishauser, Sinclair's Executive Vice President & Chief Financial Officer, and Scott Shapiro, Sinclair's Executive Vice President, Corporate Development and Strategy, as defendants.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On January 17, 2024, Sinclair announced that it had agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the Diamond Litigation, which settlement includes an amendment to the MSA. On March 1, 2024, the court approved the settlement. Sinclair has entered into the settlement, without admitting any fault or wrongdoing. The settlement terms include, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, we paid $50 million related to the settlement and as of March 31, 2024, we have accrued $445 million, exclusive of any potential offsetting benefits to be received, related to the above matter, which is recorded within accounts payable and accrued liabilities in our consolidated balance sheets. The final settlement payment was made on April 30, 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended March 31,
	2024	2023
Income (Numerator)
Net income	$25	$193
Net loss attributable to the redeemable noncontrolling interests	—	4
Net income attributable to the noncontrolling interests	(2)	(12)
Numerator for basic and diluted earnings per common share available to common shareholders	$23	$185

Shares (Denominator)
Basic weighted-average common shares outstanding	64,156	69,744
Dilutive effect of stock-settled appreciation rights and outstanding stock options	247	120
Diluted weighted-average common and common equivalent shares outstanding	64,403	69,864

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,120	3,645

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.              SEGMENT DATA:

During the period ended June 30, 2023 we modified our segment reporting to align with the new organizational structure of the Company discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods presented has been recast to reflect this new presentation. During the period ended March 31, 2024, we measured segment performance based on operating income (loss). For the quarter ended March 31, 2024, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. As a result of the Reorganization, the local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the other Transferred Assets, which are included in other and corporate, are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2024	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,733	$300	$1,008	$(3)	$6,038

For the three months ended March 31, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$727	$63	$15	$(7)	(a)	$798
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	5	1	(1)		63
Amortization of program contract costs	19	—	—	—		19
Corporate general and administrative expenses	41	1	16	—		58
Operating income (loss)	41	20	(19)	—		42
Interest expense including amortization of debt discount and deferred financing costs	76	—	—	—		76
Income from equity method investments	—	(1)	15	—		14

For the three months ended March 31, 2023	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$705	$55	$17	$(4)	(a)	$773
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59	5	2	(1)		65
Amortization of program contract costs	22	—	—	—		22
Corporate general and administrative expenses	32	—	26	—		58
(Gain) loss on asset dispositions and other, net of impairment	(1)	—	7	—		6
Operating income (loss)	41	18	(38)	—		21
Interest expense including amortization of debt discount and deferred financing costs	74	—	—	—		74
Income from equity method investments	—	—	31	—		31

(a)Includes $2 million and $1 million for the three months ended March 31, 2024 and 2023, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Accounts receivable, net	$20	$23
Other current assets	2	3
Total current assets	22	26

Property and equipment, net	10	11
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	31	33
Total assets	$78	$85

LIABILITIES
Current liabilities:
Other current liabilities	$13	$14

Notes payable, finance leases and commercial bank financing, less current portion	6	6
Other long-term liabilities	3	3
Total liabilities	$22	$23

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $130 million as of both March 31, 2024 and December 31, 2023, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2024, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $171 million and $192 million as of March 31, 2024 and December 31, 2023, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other income, net, respectively, in our consolidated statements of operations. We recorded a loss of $1 million for the three months ended March 31, 2024 and a gain of $35 million for the three months ended March 31, 2023 related to these investments.

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

We were also party to the A/R Facility held by an indirect wholly-owned subsidiary of DSIH which had a maturity date of September 23, 2024. The A/R Facility was terminated on March 14, 2024. See Note Receivable within Note 2. Other Assets.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million for both the three months ended March 31, 2024 and 2023. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $0.1 million for the three months ended March 31, 2023.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $66 million and $65 million as of March 31, 2024 and December 31, 2023, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2024 and December 31, 2023, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $3 million for both the three months ended March 31, 2024 and 2023.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $34 million for the three months ended March 31, 2024 and $36 million for the three months ended March 31, 2023 related to the Cunningham Stations.

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

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.5 million for both the three months ended March 31, 2024 and 2023, under these agreements.

Leased Property by Real Estate Ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.4 million for both the three months ended March 31, 2024 and 2023.

Diamond Sports Intermediate Holdings LLC

We account for our equity interest in DSIH as an equity method investment.

Management Services Agreement. We have a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, the local media segment recorded $13 million and $9 million of revenue for the three months ended March 31, 2024 and 2023, respectively.

Note receivable. We received payments totaling $3 million from DSPV during the three months ended March 31, 2023 related to the note receivable associated with the A/R Facility. The A/R Facility was terminated on March 14, 2024.

We recorded revenue of $4 million and $5 million during the three months ended March 31, 2024 and 2023, respectively, related to certain other transactions between DSIH and the Company.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.2 million for both the three months ended March 31, 2024 and 2023, consisting of salary and bonus, and was granted 37,566 shares of restricted stock, vesting over two years, and 500,000 stock appreciation rights, vesting over two years, during the three months ended March 31, 2024. Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company's Board of Directors. Ethan White received total compensation of $0.1 million, consisting of salary, and less than $0.1 million, consisting of salary and bonus, for the three months ended March 31, 2024 and 2023, respectively, and was granted 1,503 and 1,252 shares of restricted stock, vesting over two years, during the three months ended March 31, 2024 and 2023, respectively. Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million, consisting of salary, and $0.1 million, consisting of salary and bonus, for the three months ended March 31, 2024 and 2023, respectively. Edward Kim, an employee of the company, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of the Company. Edward Kim received total compensation of less than $0.1 million for both the three months ended March 31, 2024 and 2023, consisting of salary, and was granted 656 and 516 shares of restricted stock, vesting over two years, during the three months ended March 31, 2024 and 2023, respectively. Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company's Board of Directors; Robert Smith, a member of the Company's Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended March 31, 2024 and 2023, consisting of salary and bonus. J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended March 31, 2024 and 2023, consisting of salary and bonus.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2024		As of December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$—	N/A	$6
Money market funds	N/A	$514	N/A	$588
Deferred compensation assets	N/A	$47	N/A	$45
Deferred compensation liabilities	N/A	$46	N/A	$44

Level 2:
Investments in equity securities (a)	N/A	$110	N/A	$110
Interest rate swap (b)	N/A	$7	N/A	$1
STG (c):
5.500% Senior Notes due 2030	$485	$349	$485	$362
5.125% Senior Notes due 2027	$274	$252	$274	$248
4.125% Senior Secured Notes due 2030	$737	$536	$737	$521
Term Loan B-2, due September 30, 2026	$1,185	$1,125	$1,215	$1,124
Term Loan B-3, due April 1, 2028	$720	$569	$722	$595
Term Loan B-4, due April 21, 2029	$737	$575	$739	$602
Debt of variable interest entities (c)	$7	$7	$7	$7
Debt of non-media subsidiaries (c)	$15	$15	$15	$15

Level 3:
Investments in equity securities (d)	N/A	$45	N/A	$46

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of March 31, 2024. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $43 million and $46 million as of March 31, 2024 and December 31, 2023, respectively.
(d)On November 18, 2020, we entered into a commercial agreement with Bally's and received warrants and options to acquire common equity in the business. During the three months ended March 31, 2024 we recorded a fair value adjustment loss of $1 million. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three months ended March 31, 2024 and 2023 (in millions):

Options and Warrants
Three Months Ended March 31, 2024
Fair value at December 31, 2023	$46
Measurement adjustments	(1)
Fair value at March 31, 2024	$45

Options and Warrants
Three Months Ended March 31, 2023
Fair value at December 31, 2022	$75
Measurement adjustments	—
Fair value at March 31, 2023	$75

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions) (Unaudited)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$337	$319
Accounts receivable, net of allowance for doubtful accounts of $4 as of both periods	577	568
Income taxes receivable	7	7
Prepaid expenses and other current assets	129	139
Total current assets	1,050	1,033
Property and equipment, net	698	692
Operating lease assets	138	142
Goodwill	2,016	2,016
Indefinite-lived intangible assets	123	123
Customer relationships, net	226	238
Other definite-lived intangible assets, net	388	409
Other assets	199	184
Total assets (a)	$4,838	$4,837

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$815	$851
Current portion of notes payable, finance leases, and commercial bank financing	36	36
Current portion of operating lease liabilities	22	21
Current portion of program contracts payable	57	76
Other current liabilities	69	50
Total current liabilities	999	1,034
Notes payable, finance leases, and commercial bank financing, less current portion	4,098	4,124
Operating lease liabilities, less current portion	148	152
Program contracts payable, less current portion	11	14
Deferred tax liabilities	284	283
Other long-term liabilities	153	158
Total liabilities (a)	5,693	5,765
Commitments and contingencies (See Note 5)
SBG member's deficit:
Accumulated deficit	(795)	(865)
Accumulated other comprehensive income	5	1
Total SBG member's deficit	(790)	(864)
Noncontrolling interests	(65)	(64)
Total deficit	(855)	(928)
Total liabilities and deficit	$4,838	$4,837

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     SBG's consolidated total assets as of March 31, 2024 and December 31, 2023 include total assets of variable interest entities ("VIE") of $78 million and $85 million, respectively, which can only be used to settle the obligations of the VIEs. SBG's consolidated total liabilities as of March 31, 2024 and December 31, 2023 include total liabilities of VIEs of $16 million and $17 million, respectively, for which the creditors of the VIEs have no recourse to SBG. See Note 7. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Media revenues	$727	$766
Non-media revenues	—	7
Total revenues	727	773

OPERATING EXPENSES:
Media programming and production expenses	383	398
Media selling, general and administrative expenses	183	191
Amortization of program contract costs	19	22
Non-media expenses	2	12
Depreciation of property and equipment	25	24
Corporate general and administrative expenses	41	58
Amortization of definite-lived intangible assets	33	41
Loss on asset dispositions and other, net of impairment	—	6
Total operating expenses	686	752
Operating income	41	21

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(76)	(74)
Gain on extinguishment of debt	1	—
Income from equity method investments	—	31
Other income, net	31	11
Total other expense, net	(44)	(32)
Loss before income taxes	(3)	(11)
INCOME TAX BENEFIT	9	204
NET INCOME	6	193
Net loss attributable to the redeemable noncontrolling interests	—	4
Net income attributable to the noncontrolling interests	(1)	(12)
NET INCOME ATTRIBUTABLE TO SBG	$5	$185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$6	$193
Unrealized gain (loss) on interest rate swap, net of tax	4	(3)
Comprehensive income	10	190
Comprehensive loss attributable to the redeemable noncontrolling interests	—	4
Comprehensive income attributable to the noncontrolling interests	(1)	(12)
Comprehensive income attributable to SBG	$9	$182

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2023
		Old Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Old Sinclair Class A Common Stock	—	(3,583,213)	—	—	—	(53)	—	—	—	(53)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	2,095,836	—	—	—	31	—	—	—	31
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net (loss) income	(4)	—	—	—	—	—	185	—	12	197
BALANCE, March 31, 2023	$—	44,360,502	$1	23,775,056	$—	$602	$289	$(2)	$(59)	$831

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIT
(in millions) (Unaudited)

	Three Months Ended March 31, 2024
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2023	$(865)	$1	$(64)	$(928)
Contributions from member, net	65	—	—	65
Distributions to noncontrolling interests	—	—	(2)	(2)
Other comprehensive income	—	4	—	4
Net income	5	—	1	6
BALANCE, March 31, 2024	$(795)	$5	$(65)	$(855)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6	$193
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	33	41
Depreciation of property and equipment	25	24
Amortization of program contract costs	19	22
Equity-based compensation	25	23
Deferred tax benefit	—	(207)
Loss on asset dispositions and other, net of impairment	—	6
Income from equity method investments	—	(31)
(Income) loss from investments	(25)	2
Distributions from investments	—	28
Gain on extinguishment of debt	(1)	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(10)	4
Increase in prepaid expenses and other current assets	(2)	(42)
Net change in due to/from member	17	—
(Decrease) increase in accounts payable and accrued and other current liabilities	(16)	21
Net change in net income taxes payable/receivable	(9)	—
Decrease in program contracts payable	(22)	(23)
Other, net	(23)	1
Net cash flows from operating activities	17	62

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(22)	(20)
Purchases of investments	—	(33)
Distributions and proceeds from investments	26	8
Other, net	1	1
Net cash flows from (used in) investing activities	5	(44)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing, and finance leases	(34)	(9)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	(53)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	(18)
Repurchase of redeemable subsidiary preferred equity	—	(190)
Contributions from member, net	32	—
Distributions to noncontrolling interests, net	(2)	(4)
Other, net	—	(5)
Net cash flows used in financing activities	(4)	(279)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	18	(261)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	319	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$337	$623

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, LLC ("SBG"), a Maryland limited liability company and a wholly owned subsidiary of Sinclair, Inc. ("Sinclair"), is a diversified media company with national reach and a strong focus on providing high-quality content on SBG's local television stations and digital properties. The content, distributed through SBG's broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by SBG and SBG owned networks. Additionally, prior to the Reorganization (as defined below in Company Reorganization), SBG had interests in, owned, managed, and/or operated Tennis Channel, digital media companies, technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

For the quarter ended March 31, 2024, SBG had one reportable segment: local media. The local media segment consists primarily of SBG's 185 broadcast television stations in 86 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 639 channels as of March 31, 2024. For the purpose of this report, these 185 stations and 639 channels are referred to as "SBG" stations and channels.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As a result of the Reorganization, SBG's consolidated statement of operations for the three months ended March 31, 2023 includes three months of activity related to the Transferred Assets prior to the Reorganization. Subsequent to June 1, 2023, the assets and liabilities of the Transferred Assets are no longer included within SBG's consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with the Transferred Assets refer to the periods prior to the Reorganization.

Interim Financial Statements

SBG's consolidated financial statements for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the SEC, SBG's consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in Sinclair's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. SBG's consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $2 million and $3 million for the three months ended March 31, 2024 and 2023, respectively. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the three months ended March 31, 2024. Non-cash investing activities included property and equipment purchases of $5 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents SBG's revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2024	Local Media
Distribution revenue	$384
Core advertising revenue	284
Political advertising revenue	24
Other media and intercompany revenues	35
Total revenues	$727

For the three months ended March 31, 2023	Local Media	Other	Eliminations	Total
Distribution revenue	$381	$45	$—	$426
Core advertising revenue	293	15	(2)	306
Political advertising revenue	3	—	—	3
Other media, non-media, and intercompany revenues	28	12	(2)	38
Total revenues	$705	$72	$(4)	$773

Distribution Revenue. SBG has agreements with multi-channel video programming distributors ("MVPD") and virtual MVPDs ("vMVPD," and together with MVPDs, "Distributors"). SBG generates distribution revenue through fees received from these Distributors for the right to distribute SBG's stations and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to SBG's customers (as usage occurs) which corresponds with the satisfaction of SBG's performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. SBG's customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Core Advertising Revenue. SBG generates advertising revenue primarily from the sale of advertising spots/impressions within broadcast television and digital platforms.

Political Advertising Revenue. SBG generates political advertising revenue primarily from the sale of political advertising spots/impressions within broadcast television and digital platforms.

In accordance with ASC 606, SBG does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG's consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $180 million and $171 million as of March 31, 2024 and December 31, 2023, respectively, of which $119 million and $124 million, respectively, was reflected in other long-term liabilities in SBG's consolidated balance sheets. Deferred revenue recognized during the three months ended March 31, 2024 and 2023, included in the deferred revenue balance as of December 31, 2023 and 2022, was $15 million and $19 million, respectively.

For the three months ended March 31, 2024, two customers accounted for 11% and 11%, respectively, of SBG's total revenues. For the three months ended March 31, 2023, two customers accounted for 11% and 10%, respectively, of SBG's total revenues. As of March 31, 2024, four customers accounted for 12%, 11%, 10%, and 10%, respectively, of SBG's accounts receivable, net. As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of SBG's accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

SBG’s income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2024 and 2023 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

SBG’s effective income tax rate for the three months ended March 31, 2024 was greater than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims. SBG’s effective income tax rate for the three months ended March 31, 2023, was greater than the statutory rate primarily due to a release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the Diamond Sports business because of the exit of the sole minority investor.

SBG does not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	As of March 31, 2024	As of December 31, 2023
Equity method investments	$1	$1
Other investments	3	—
Income tax receivable	140	131
Other	55	52
Total other assets	$199	$184

Equity Method Investments

Prior to the Reorganization, SBG had a portfolio of investments, including a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. SBG has an investment in Diamond Sports Intermediate Holdings LLC ("DSIH"). No investments were individually significant for the periods presented.

Diamond Sports Intermediate Holdings LLC. SBG's equity interest in DSIH is accounted for under the equity method of accounting. As of March 1, 2022, SBG reflected the investment in DSIH at fair value, which was determined to be nominal. For the three months ended March 31, 2024 and 2023, SBG recorded no equity method loss related to the investment because the carrying value of the investment is zero and SBG is not obligated to fund losses incurred by DSIH.

Other Investments

SBG's investments, excluding equity method investments, were accounted for at fair value or, in situations where fair value is not readily determinable, SBG had the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments were measured at net asset value ("NAV").

All of the investments measured at fair value and NAV were transferred to Ventures as part of the Reorganization. SBG recognized a fair value adjustment loss of $1 million for the three months ended March 31, 2023 associated with these investments, which is reflected in other income, net in SBG's consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $3 million as of March 31, 2024. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either of the three months ended March 31, 2024 and the three months ended March 31, 2023.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of March 31, 2024, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of March 31, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2024.

During the three months ended March 31, 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million. The portions of the Term Loan B-2 purchased were canceled immediately following their acquisition. STG recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the three months ended March 31, 2024.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG's consolidated balance sheets includes finance leases to affiliates of $2 million as of both March 31, 2024 and December 31, 2023. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG's consolidated balance sheets includes finances leases to affiliates of $11 million and $5 million as of March 31, 2024 and December 31, 2023, respectively. See Note. 8 Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both March 31, 2024 and December 31, 2023, all of which relate to consolidated VIEs and is included in SBG's consolidated balance sheets as of both March 31, 2024 and December 31, 2023. SBG provides a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $117 million with annual escalations of 4% for the next five years. SBG has determined that, as of March 31, 2024, it is not probable that SBG would have to perform under any of these guarantees.

Interest Rate Swap

SBG entered into an interest rate swap effective February 7, 2023 and terminates on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $7 million and $1 million, respectively, which are recorded in other assets in SBG's consolidated balance sheets.

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

Distributions accrued during the three months ended March 31, 2023 were $3 million and are reflected in net loss attributable to the redeemable noncontrolling interests in SBG's consolidated statements of operations. Distributions accrued during the three months ended March 31, 2023 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against SBG, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of March 31, 2024, SBG has accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On January 17, 2024, Sinclair announced that it had agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the Diamond Litigation, which settlement includes an amendment to the MSA. On March 1, 2024, the court approved the settlement. Sinclair has entered into the settlement, without admitting any fault or wrongdoing. The settlement terms include, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, SBG paid $50 million of the total settlement, which was funded by Ventures, and as of March 31, 2024, SBG has accrued $445 million, exclusive of any potential offsetting benefits to be received, related to the above matter, which is recorded within accounts payable and accrued liabilities in SBG's consolidated balance sheets. The final settlement payment was made on April 30, 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

During the period ended June 30, 2023, SBG modified its segment reporting to align with the new organizational structure of SBG discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods has been recast to reflect this new presentation. During the period ended March 31, 2024, SBG measured segment performance based on operating income (loss). For the quarter ended March 31, 2024, SBG had one reportable segment: local media. The local media segment includes SBG's television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include SBG's costs to operate as the parent company of its subsidiaries. All of SBG's businesses are located within the United States. The businesses included in other were transferred to Ventures as part of the Reorganization discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2024	Local Media	Corporate	Consolidated
Assets	$4,752	$86	$4,838

For the three months ended March 31, 2024	Local Media
Revenue	$727
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58
Amortization of program contract costs	19
Corporate general and administrative expenses	41
Operating income	41
Interest expense including amortization of debt discount and deferred financing costs	76

For the three months ended March 31, 2023	Local Media	Other & Corporate (a)	Eliminations	Consolidated
Revenue	$705	$72	$(4)	$773
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59	7	(1)	65
Amortization of program contract costs	22	—	—	22
Corporate general and administrative expenses	32	26	—	58
(Gain) loss on asset dispositions and other, net of impairment	(1)	7	—	6
Operating income (loss)	41	(20)	—	21
Interest expense including amortization of debt discount and deferred financing costs	74	—	—	74
Income from equity method investments	—	31	—	31

(a)Represents the activity in tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) prior to the Reorganization on June 1, 2023 and the activity in corporate prior and subsequent to the Reorganization. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG's consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Accounts receivable, net	$20	$23
Other current assets	2	3
Total current assets	22	26

Property and equipment, net	10	11
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	31	33
Total assets	$78	$85

LIABILITIES
Current liabilities:
Other current liabilities	$13	$14

Notes payable, finance leases and commercial bank financing, less current portion	6	6
Other long-term liabilities	3	3
Total liabilities	$22	$23

The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $130 million as of both March 31, 2024 and December 31, 2023 as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2024, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other VIEs

Prior to the Reorganization, SBG had several investments in entities which are considered VIEs. However, SBG did not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow SBG to control the entity, and therefore, SBG was not considered the primary beneficiary of these VIEs. SBG's investments in these VIEs for which SBG was not the primary beneficiary were transferred to Ventures as part of the Reorganization. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other income, net, respectively, in SBG's consolidated statements of operations. SBG recorded a gain of $35 million for the three months ended March 31, 2023, related to these investments.

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

8.              RELATED PERSON TRANSACTIONS:

Transactions With SBG's Indirect Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the "Sinclair controlling shareholders") are brothers and hold substantially all of the Sinclair Class B Common Stock and some of the Sinclair Class A Common Stock and, subsequent to the Reorganization, the Sinclair controlling shareholders are on the Board of Managers of SBG. SBG engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases. Certain assets used by SBG and SBG's operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $2 million for both the three months ended March 31, 2024 and 2023. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of less than $0.1 million for the three months ended March 31, 2023.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $66 million and $65 million as of March 31, 2024 and December 31, 2023, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2024 and December 31, 2023, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and has a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $3 million for both the three months ended March 31, 2024 and 2023.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG's consolidated statements of operations. SBG's consolidated revenues include $34 million for the three months ended March 31, 2024 and $36 million for the three months ended March 31, 2023, related to the Cunningham Stations.

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

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.5 million for both the three months ended March 31, 2024 and 2023, under these agreements.

Leased Property by Real Estate Ventures

Certain of SBG's real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.4 million for the three months ended March 31, 2023.

Sinclair, Inc.

Subsequent to the Reorganization, Sinclair is the sole member of SBG. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

SBG recorded revenue of $2 million during the three months ended March 31, 2024, within the local media segment related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $2 million during the three months ended March 31, 2024, within the local media segment related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG received net cash payments of $15 million from Sinclair, and certain of its direct and indirect subsidiaries, during the three months ended March 31, 2024.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024, SBG had a payable to Sinclair, and certain of its direct and indirect subsidiaries, of $6 million, included within other current liabilities in SBG's consolidated balance sheets, and as of December 31, 2023, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $3 million, included within prepaid expenses and other current assets in SBG's consolidated balance sheets.

Diamond Sports Intermediate Holdings LLC

SBG's equity interest in DSIH is accounted for as an equity method investment.

Management Services Agreement. SBG has a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which SBG provides DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, SBG recorded $13 million of revenue for the three months ended March 31, 2024 and $9 million of revenue for the three months ended March 31, 2023.

Note receivable. SBG received payments of $3 million from DSPV during the three months ended March 31, 2023 related to the note receivable associated with the A/R Facility. The loans under the A/R Facility were transferred to Ventures as part of the Reorganization. The A/R Facility was terminated on March 14, 2024.

SBG recorded revenue of $1 million during the three months ended March 31, 2024 and $5 million during the three months ended March 31, 2023 within the local media segment and other related to certain other transactions between DSIH and SBG.

Employees

Jason Smith, an employee of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Jason Smith received total compensation of $0.2 million for both the three months ended March 31, 2024 and 2023, consisting of salary and bonus, and was granted 37,566 shares of restricted stock, vesting over two years, and 500,000 stock appreciation rights, vesting over two years, during the three months ended March 31, 2024. Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and member of SBG's Board of Managers. Ethan White received total compensation of $0.1 million, consisting of salary, and less than $0.1 million, consisting of salary and bonus, for the three months ended March 31, 2024 and 2023, respectively, and was granted 1,503 and 1,252 shares of restricted stock, vesting over two years, during the three months ended March 31, 2024 and 2023, respectively. Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million, consisting of salary, and $0.1 million, consisting of salary and bonus, for the three months ended March 31, 2024 and 2023, respectively. Edward Kim, an employee of SBG, is the brother-in-law of Christopher Ripley, who is the President and Chief Executive Officer of SBG. Edward Kim received total compensation of less than $0.1 million for both the three months ended March 31, 2024 and 2023, consisting of salary, and was granted 656 and 516 shares of restricted stock, vesting over two years, during the three months ended March 31, 2024 and 2023, respectively. Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG's Board of Managers; Robert Smith, a member of the SBG's Board of Managers; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended March 31, 2024 and 2023, consisting of salary and bonus. J. Duncan Smith is the brother of David Smith and Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended March 31, 2024 and 2023, consisting of salary and bonus.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of SBG's financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2024		As of December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$278	N/A	$309

Level 2:
Interest rate swap (a)	N/A	$7	N/A	$1
STG (b):
5.500% Senior Notes due 2030	$485	$349	$485	$362
5.125% Senior Notes due 2027	$274	$252	$274	$248
4.125% Senior Secured Notes due 2030	$737	$536	$737	$521
Term Loan B-2, due September 30, 2026	$1,185	$1,125	$1,215	$1,124
Term Loan B-3, due April 1, 2028	$720	$569	$722	$595
Term Loan B-4, due April 21, 2029	$737	$575	$739	$602
Debt of variable interest entities (b)	$7	$7	$7	$7

N/A - Not applicable
(a)SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of March 31, 2024. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(b)Amounts are carried in SBG's consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $43 million and $46 million as of March 31, 2024 and December 31, 2023, respectively.

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

Summary of Significant Events — financial events during the three months ended March 31, 2024 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair's and SBG's revenues and expenses for the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources — a discussion of Sinclair's and SBG's primary sources of liquidity and an analysis of Sinclair's and SBG's cash flows from or used in operating activities, investing activities, and financing activities during the three months ended March 31, 2024.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
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
•In March 2024, Sinclair reached a comprehensive, multiyear distribution agreement with Charter Communications, Inc. for continued carriage of Tennis Channel and SBG’s owned local broadcast stations.
•In May 2024, Sinclair reached a comprehensive, multiyear distribution agreement with Cox Communications, Inc. for continued carriage of Tennis Channel and SBG’s owned local broadcast stations.

Corporate Social Responsibility
•To date in 2024, SBG's newsrooms have won a total of 47 journalism awards.
•In March 2024, Sinclair launched Sinclair Cares: Supporting Children’s Literacy, a partnership with Reading Is Fundamental, the nation’s leading children’s literacy nonprofit, to create awareness around children’s literacy challenges and help get books into the hands of children across the U.S. through a virtual book drive.
•In April 2024, WBFF FOX 45, Baltimore's #1 ranked news outlet and the David D. Smith Family Foundation donated $50 thousand and $100 thousand, respectively, to the Maryland Tough Baltimore Strong Key Bridge Fund.
•In April 2024, Sinclair published its 2023 Corporate Social Responsibility report, detailing the Company's achievements and progress in its social responsibility journey.
•In April 2024, Sinclair held its second annual Sinclair Day of Service, whereby all employees were encouraged to volunteer that day for charitable causes. Over 1,300 employees volunteered a total of more than 3,700 hours that day.

NextGen Broadcasting (ATSC 3.0)
•In April 2024, Sinclair announced the launch of its Broadspan datacasting platform to enable data distribution capability across all current Sinclair NextGen Broadcast (ATSC 3.0) markets where it serves as the host station. Edgio, Inc., a leading content delivery network, will become the Company's first NextGen commercial partner.

•In 2024, Sinclair, in coordination with other broadcasters, and led by BitPath, its joint venture with another broadcaster, has deployed NextGen TV, powered by ATSC 3.0, in the market below. This brings the total number of our markets in which NextGen TV has been deployed to 44:

Month	Market	Number of Stations	Company Stations
April 2024	Portland, ME	5	WGME (CBS), WPFO(a) (FOX)

(a)The license and programming assets for this station are currently owned by a third party. SBG provides certain non-programming related sales, operational, and administrative services to this station pursuant to a service agreement, such as a JSA and SSA.

Financing, Capital Allocation, and Shareholder Returns
•In January 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million and during the first quarter of 2024 we repaid $34 million across all tranches of the Term Loan B in scheduled principal payments.
•In February 2024, Sinclair declared a quarterly dividend of $0.25 per share and in May 2024, Sinclair declared a quarterly dividend of $0.25 per share.

Other Events
•In January 2024, Sinclair announced that it has agreed, subject to Sinclair and DSG completing definitive documentation, to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023 and on March 1, 2024, the court approved the settlement. The settlement terms include Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. An initial payment of $50 million was made in March 2024, which was funded by Ventures, and the remaining $445 million was paid in April 2024, of which $347 million was paid by STG and $98 million was paid by Ventures.
•In May 2024, Jason Smith was promoted to Executive Vice Chairman from his former position of Vice President, Chief of Staff.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. As of March 31, 2024, we had two reportable segments for accounting purposes, local media and tennis.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Media revenues	$792	$766
Non-media revenues	6	7
Total revenues	798	773
Media programming and production expenses	408	398
Media selling, general and administrative expenses	196	191
Depreciation and amortization expenses	63	65
Amortization of program contract costs	19	22
Non-media expenses	12	12
Corporate general and administrative expenses	58	58
Loss on asset dispositions and other, net of impairment	—	6
Operating income	$42	$21
Net income attributable to Sinclair	$23	$185

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2024	2023
Revenue:
Distribution revenue	$384	$381	1%
Core advertising revenue	284	293	(3)%
Political advertising revenue	24	3	n/m
Other media revenues	35	28	25%
Media revenues (a)	$727	$705	3%

Operating Expenses:
Media programming and production expenses	$383	$371	3%
Media selling, general and administrative expenses (b)	183	175	5%
Depreciation and amortization expenses	58	59	(2)%
Amortization of program contract costs	19	22	(14)%
Corporate general and administrative expenses	41	32	28%
Non-media expenses	2	6	(67)%
Gain on asset dispositions and other, net of impairment	—	(1)	n/m
Operating income	$41	$41	—%
Interest expense including amortization of debt discount and deferred financing costs	$76	$74	3%
Other income, net	$31	$12	n/m

n/m - not meaningful
(a)Includes $2 million and $1 million for the three months ended March 31, 2024 and 2023, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $2 million and $1 million for the three months ended March 31, 2024 and 2023, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents payments from Distributors for our broadcast signals, increased $3 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in contractual rates, partially offset by a decrease in subscribers.

Core advertising revenue. Core advertising revenue decreased $9 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to decreases across certain advertising categories, most notably entertainment and medical, which decreased $5 million and $2 million, respectively.

Political advertising revenue. Political advertising revenue increased $21 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to 2024 being a political year, compared to 2023 which was a non-political year.

Other media revenues. Other media revenues increased $7 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase related to providing certain services under management services agreements.

SINCLAIR, INC. RESULTS OF OPERATIONS
The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended March 31,
	2024	2023
Syndicated/Other programming	38%	37%
Local news	29%	28%
Network programming	16%	16%
Sports programming	14%	16%
Paid programming	3%	3%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended March 31,
	# of Channels	2024	2023
ABC	40	28%	27%
FOX	55	22%	26%
CBS	30	23%	20%
NBC	25	12%	11%
CW	46	5%	5%
MNT	40	4%	4%
Other	403	6%	7%
Total	639
Expenses

Media programming and production expenses. Media programming and production expenses increased $12 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in fees pursuant to network affiliation agreements as a result of increased contractual rates.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $8 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in trade related expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased $1 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to assets retired during 2023.

Amortization of program contract costs. The amortization of program contract costs decreased $3 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily related to reduced programming renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Non-media expenses. Non-media expenses decreased $4 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily related to decreased expenses associated with our broadcast technology related initiatives.

Other income, net. During the three months ended March 31, 2024, we recognized $26 million in proceeds related to the sale of certain broadcast related assets and $4 million in interest income.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased $2 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to increased interest expense related to our variable rate debt resulting from higher interest rates.

SINCLAIR, INC. RESULTS OF OPERATIONS
Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2024	2023
Revenue:
Distribution revenue	$52	$45	16%
Core advertising revenue	10	9	11%
Other media revenues	1	1	—%
Media revenues	63	55	15%
Operating Expenses:
Media programming and production expenses	25	22	14%
Media selling, general and administrative expenses (a)	12	10	20%
Depreciation and amortization expenses	5	5	—%
Corporate general and administrative expenses	1	—	n/m
Operating income	$20	$18	11%

n/m - not meaningful
(a)Includes $2 million and $1 million for the three months ended March 31, 2024 and 2023, respectively, of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute Tennis Channel, increased $7 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in subscribers as a result of increased carriage that occurred during the second quarter of 2023 and the first quarter of 2024.
Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue increased $1 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in the number of tournaments aired in the current period versus the prior period.

Expenses

Media programming and production expenses. Media programming and production expenses increased $3 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in production related employee compensation costs.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $2 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in expenses related to certain services provided by the local media segment, which is eliminated in consolidation.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other

The following table sets forth our revenues and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2024	2023
Revenue:
Media revenues (a)	$6	$9	(33)%
Non-media revenues (b)	$9	$8	13%

Operating Expenses:
Media expenses (c)	$5	$14	(64)%
Non-media expenses (d)	$12	$6	100%
Loss on asset dispositions and other, net of impairment	$—	$7	n/m
Operating loss	$(3)	$(12)	(75)%
Income from equity method investments	$15	$31	(52)%

n/m - not meaningful
(a)Media revenues for the three months ended March 31, 2024 and 2023 include $2 million and $1 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the three months ended March 31, 2024 and 2023 include $3 million and $1 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the three months ended March 31, 2023 include $1 million of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for the three months ended March 31, 2024 include $2 million of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenues decreased $3 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to the sale of our Stadium Network ("Stadium"). Non-media revenues increased $1 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in sales within our consolidated real estate investments.

Expenses. Media expenses decreased $9 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to the sale of Stadium. Non-media expenses increased $6 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in expenses related to our technical services business.

Income from equity method investments. During the three months ended March 31, 2024 and 2023, we recognized a gain of $17 million on the sale of two of our investments and a gain of $33 million on the sale of two of our real estate investments, respectively, which is included in income from equity method investments in our consolidated statements of operations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2024	2023
Corporate general and administrative expenses	$58	$58	—%
Income tax benefit	$4	$204	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses remained flat for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to a $5 million increase in employee compensation costs, partially offset by a $3 million decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within Sinclair's Consolidated Financial Statements.

Income tax benefit. The effective tax rate for the three months ended March 31, 2024, was a benefit of 18.3% as compared to a benefit of 1870.7% during the same period in 2023. The decrease in the effective tax rate for the three months ended March 31, 2024, when compared to the same period in 2023, is primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the Diamond Sports business because of the exit of the sole minority investor.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. As of March 31, 2024, SBG had one reportable segment for accounting purposes, local media.

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

Operating Data

The following table sets forth SBG's consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Media revenues	$727	$766
Non-media revenues	—	7
Total revenues	727	773
Media programming and production expenses	383	398
Media selling, general and administrative expenses	183	191
Depreciation and amortization expenses	58	65
Amortization of program contract costs	19	22
Non-media expenses	2	12
Corporate general and administrative expenses	41	58
Loss on asset dispositions and other, net of impairment	—	6
Operating income	$41	$21
Net income attributable to SBG	$5	$185

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.'s Results of Operations for a discussion of SBG's local media segment, which is the same as Sinclair's local media segment for all of the three months ended March 31, 2024 and 2023.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Other

The following table sets forth SBG's revenues and expenses for tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the period presented, prior to the Reorganization (in millions):

Three Months Ended March 31,
2023
Revenue:
Distribution revenue	$45
Core advertising revenue	15
Other media revenues	4
Media revenues (a)	$64
Non-media revenues (b)	$8

Operating Expenses:
Media expenses (c)	$46
Non-media expenses	$6
Loss on asset dispositions and other, net of impairment	$7
Operating income	$6
Income from equity method investments	$31

(a)Media revenues for the three months ended March 31, 2023 include $1 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the three months ended March 31, 2023 include $1 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the three months ended March 31, 2023 include $1 million of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.

The revenue and expense items noted above for the three months ended March 31, 2023 represent activity prior to the Reorganization which occurred June 1, 2023, thus there is no activity presented for periods subsequent to May 31, 2023. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Corporate and Unallocated Expenses

The following table presents SBG's corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2024	2023
Corporate general and administrative expenses	$41	$58	(29)%
Income tax benefit	$9	$204	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased by $17 million for the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to a decrease in legal, consulting, and regulatory costs.

Income tax benefit. The effective tax rate for the three months ended March 31, 2024, was a benefit of 383.5% as compared to a benefit of 1870.7% during the same period in 2023. The decrease in the effective tax rate for the three months ended March 31, 2024, when compared to the same period in 2023, is primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the Diamond Sports business because of the exit of the sole minority investor.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of March 31, 2024, Sinclair had net working capital of approximately $441 million, including $655 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by Sinclair's operations, and borrowing capacity under the Bank Credit Agreement are used as Sinclair's primary sources of liquidity.

As of March 31, 2024, SBG had net working capital of approximately $51 million, including $337 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by SBG's operations, and borrowing capacity under the Bank Credit Agreement are used as SBG's primary sources of liquidity.

The Bank Credit Agreement includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of March 31, 2024, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of March 31, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2024.

During the three months ended March 31, 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million.

During the three months ended March 31, 2024, Sinclair and SBG entered into agreements which increased estimated contractual amounts owed for network programming rights by $1,569 million which have terms that extend into 2027. There were no other material changes to Sinclair's or SBG's contractual cash obligations as of March 31, 2024.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment's operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy the local media segment's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from the tennis segment and other's operations will be sufficient to satisfy the tennis segment and other's debt service obligations, capital expenditure requirements, the DSG settlement, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, and other geopolitical matters, natural disasters, and pandemics, and their resulting effect on the economy, Sinclair's and SBG's advertisers, and Sinclair's and SBG's Distributors and their subscribers, could affect Sinclair's and SBG's liquidity and first lien leverage ratio which could affect Sinclair's and SBG's ability to access the full borrowing capacity under the Bank Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

In January 2024, Sinclair announced that it has agreed, subject to Sinclair and DSG completing definitive documentation, to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023 and on March 1, 2024, the court approved the settlement. The settlement terms include Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. An initial payment of $50 million was made in March 2024 and the remaining $445 million was paid in April 2024. Of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair's cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash flows (used in) from operating activities	$(4)	$62

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(21)	$(20)
Purchases of investments	(3)	(33)
Distributions and proceeds from investments	77	8
Other, net	1	1
Net cash flows from (used in) investing activities	$54	$(44)

Cash flows used in financing activities:
Repayments of notes payable, commercial bank financing, and finance leases	$(34)	$(9)
Dividends paid on Class A and Class B Common Stock	(16)	(18)
Repurchase of outstanding Class A Common Stock	—	(53)
Repurchase of redeemable subsidiary preferred equity	—	(190)
Distributions to noncontrolling interests, net	(2)	(4)
Other, net	(5)	(5)
Net cash flows used in financing activities	$(57)	$(279)

Operating Activities

Net cash flows used in Sinclair's operating activities increased during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in production and overhead costs and a decrease in cash collections from Distributors, partially offset by an increase in cash collections related to political revenue.

Investing Activities

Net cash flows from Sinclair's investing activities increased during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in distributions and proceeds from investments and a decrease in purchases of investments.

Financing Activities

Net cash flows used in Sinclair's financing activities decreased during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to the repurchase of outstanding Common Stock and the redeemable subsidiary preferred equity in the prior period, partially offset by an increase in the repayment of debt in the current period.

Sinclair declared a quarterly dividend of $0.25 per share in February 2024 and $0.25 per share in May 2024. Future dividends on Sinclair's shares of common stock, if any, will be at the discretion of Sinclair's Board of Directors and will depend on several factors including Sinclair's results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that Sinclair's Board of Directors may deem relevant.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG's cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash flows from operating activities	$17	$62

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(22)	$(20)
Purchases of investments	—	(33)
Distributions and proceeds from investments	26	8
Other, net	1	1
Net cash flows from (used in) investing activities	$5	$(44)

Cash flows used in financing activities:
Repayments of notes payable, commercial bank financing, and finance leases	$(34)	$(9)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	(18)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	(53)
Repurchase of redeemable subsidiary preferred equity	—	(190)
Distributions to noncontrolling interests, net	(2)	(4)
Contributions from member, net	32	—
Other, net	—	(5)
Net cash flows used in financing activities	$(4)	$(279)

Operating Activities

Net cash flows from SBG's operating activities decreased during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in production and overhead costs and a decrease in cash collections from Distributors, partially offset by an increase in cash collections related to political revenue, as well as the impact of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Investing Activities

Net cash flows from SBG's investing activities increased during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to a decrease in purchases of investments as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, offset by an increase in distributions and proceeds from investments in the current period.

Financing Activities

Net cash flows used in SBG's financing activities decreased during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to an increase in net contributions from member as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, in the current period and the repurchase of outstanding Old Sinclair Common Stock and the redeemable subsidiary preferred equity and payments of dividends on Old Sinclair Common Stock in the prior period, partially offset by an increase in the repayment of debt in the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to the critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair's and SBG's management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of March 31, 2024.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of March 31, 2024, each of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair's and SBG's disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair's or SBG's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended March 31, 2024, none of Sinclair's or SBG's directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1†	Form of Restricted Stock Award Agreement - March 2024 Grant.
10.2†	Form of Stock Appreciation Rights Agreement - March 2024 Grant.
10.3†	Employment Agreement by and between Sinclair, Inc., Sinclair Broadcast Group, LLC, and David B. Gibber dated March 27, 2024.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.4	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
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

101†	The Company's Consolidated Financial Statements and related Notes for the quarter ended March 31, 2024 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

† Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2024.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)