Form 10-Q
period 2024-06-30
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2024-08-09
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 42,587,247 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

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

Industry risks

•The business conditions of our advertisers and their ability to pay for services provided;
•the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;
•multi-channel video programming distributors ("MVPD") and virtual MVPD's ("vMVPD") subscriber churn due to the impact of technological changes, the proliferation of over-the-top ("OTT") direct to consumer platforms, the loss of key entertainment and sports programming previously exclusively available to an MVPD or vMVPD subscriber, and economic conditions on consumers desire to pay for subscription services;
•the business conditions of the MVPD's and vMVPD's we do business with and their ability to pay to broadcast our content on their distribution platforms;
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
•labor disputes and legislation and other union activity associated with film, acting, writing, music and other guilds;
•the broadcasting community's ability to develop and adopt a viable mobile digital broadcast television ("mobile DTV") strategy and platform, such as the adoption of a next generation broadcast standard ("NextGen TV"), the consumer's appetite for mobile television, and the industry's acceptance of data distribution services;
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
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to joint sales agreements ("JSA"), shared services agreements ("SSA"), cross ownership rules, the national ownership cap and the UHF discount), arbitrary enforcement by the FCC including indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
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

Risks specific to us

•The amount paid to Diamond Sports Group, LLC ("DSG") as a result of the settlement agreement could have a material adverse effect on Sinclair and SBG's financial condition and results of operations;
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
•the activities of our competitors;
•risks associated with the inability of key suppliers and other third parties to provide services to us;
•geopolitical conditions, including the war in Ukraine, conflicts in the Middle East, and international trade sanctions, could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact the operations of us, our customers', our vendors', and our Distributors';
•natural disasters and pandemics (such as the outbreak and worldwide spread of COVID-19) that impact our employees, Distributors, advertisers, suppliers, stations, and networks; and
•cybersecurity incidents, data privacy, and other information technology failures related to us and our vendors have, and in the future may, adversely affect us and disrupt our operations.

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
FOR THE QUARTER ENDED JUNE 30, 2024

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$378	$662
Accounts receivable, net of allowance for doubtful accounts of $4 as of both periods	662	616
Income taxes receivable	8	8
Prepaid expenses and other current assets	174	189
Total current assets	1,222	1,475
Property and equipment, net	717	715
Operating lease assets	133	142
Goodwill	2,082	2,082
Indefinite-lived intangible assets	150	150
Customer relationships, net	334	369
Other definite-lived intangible assets, net	368	410
Other assets	680	742
Total assets (a)	$5,686	$6,085

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$503	$913
Current portion of notes payable, finance leases, and commercial bank financing	37	36
Current portion of operating lease liabilities	22	21
Current portion of program contracts payable	47	76
Other current liabilities	77	57
Total current liabilities	686	1,103
Notes payable, finance leases, and commercial bank financing, less current portion	4,106	4,139
Operating lease liabilities, less current portion	143	152
Program contracts payable, less current portion	15	14
Deferred tax liabilities	263	252
Other long-term liabilities	198	204
Total liabilities (a)	5,411	5,864
Commitments and contingencies (See Note 5)
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 42,505,771 and 39,737,682 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	560	517
Accumulated deficit	(227)	(234)
Accumulated other comprehensive income	6	1
Total Sinclair shareholders' equity	340	285
Noncontrolling interests	(65)	(64)
Total equity	275	221
Total liabilities and equity	$5,686	$6,085

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of June 30, 2024 and December 31, 2023 include total assets of variable interest entities ("VIE") of $72 million and $85 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2024 and December 31, 2023 include total liabilities of VIEs of $14 million and $17 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Media revenues	$819	$761	$1,611	$1,527
Non-media revenues	10	7	16	14
Total revenues	829	768	1,627	1,541

OPERATING EXPENSES:
Media programming and production expenses	425	413	833	811
Media selling, general and administrative expenses	194	190	390	381
Amortization of program costs	18	19	37	41
Non-media expenses	13	9	25	21
Depreciation of property and equipment	25	32	50	56
Corporate general and administrative expenses	50	62	108	120
Amortization of definite-lived intangible assets	38	41	76	82
Loss on asset dispositions and other, net of impairment	2	5	2	11
Total operating expenses	765	771	1,521	1,523
Operating income (loss)	64	(3)	106	18

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(76)	(76)	(152)	(150)
Gain on extinguishment of debt	—	11	1	11
Income (loss) from equity method investments	78	(1)	92	30
Other expense, net	(42)	(38)	(2)	(27)
Total other expense, net	(40)	(104)	(61)	(136)
Income (loss) before income taxes	24	(107)	45	(118)
INCOME TAX (PROVISION) BENEFIT	(5)	20	(1)	224
NET INCOME (LOSS)	19	(87)	44	106
Net loss attributable to the redeemable noncontrolling interests	—	—	—	4
Net income attributable to the noncontrolling interests	(2)	(2)	(4)	(14)
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR	$17	$(89)	$40	$96

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$0.27	$(1.38)	$0.61	$1.44
Diluted earnings per share	$0.27	$(1.38)	$0.61	$1.43
Basic weighted average common shares outstanding (in thousands)	66,189	64,012	65,172	66,862
Diluted weighted average common and common equivalent shares outstanding (in thousands)	66,189	64,012	65,296	66,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$19	$(87)	$44	$106
Unrealized gain on interest rate swap, net of tax	1	9	5	6
Comprehensive income (loss)	20	(78)	49	112
Comprehensive loss attributable to the redeemable noncontrolling interests	—	—	—	4
Comprehensive income attributable to the noncontrolling interests	(2)	(2)	(4)	(14)
Comprehensive income (loss) attributable to Sinclair	$18	$(80)	$45	$102

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2023
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, March 31, 2023	44,360,502	$1	23,775,056	$—	$602	$289	$(2)	$(59)	$831
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(16)	—	—	(16)
Repurchases of Class A Common Stock	(5,201,809)	—	—	—	(100)	—	—	—	(100)
Class A Common Stock issued pursuant to employee benefit plans	116,150	—	—	—	8	—	—	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	9	—	9
Net (loss) income	—	—	—	—	—	(89)	—	2	(87)
BALANCE, June 30, 2023	39,274,843	$1	23,775,056	$—	$510	$184	$7	$(61)	$641

	Six Months Ended June 30, 2023
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	—	(34)	—	—	(34)
Repurchases of Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Class A Common Stock issued pursuant to employee benefit plans	—	2,211,986	—	—	—	39	—	—	—	39
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Redemption of redeemable subsidiary preferred equity, net of fees	(190)	—	—	—	—	—	—	—	—	—
Net (loss) income	(4)	—	—	—	—	—	96	—	14	110
BALANCE, June 30, 2023	$—	39,274,843	$1	23,775,056	$—	$510	$184	$7	$(61)	$641

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2024
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, March 31, 2024	42,305,323	$1	23,775,056	$—	$554	$(227)	$5	$(64)	$269
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(17)	—	—	(17)
Class A Common Stock issued pursuant to employee benefit plans	200,448	—	—	—	6	—	—	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	17	—	2	19
BALANCE, June 30, 2024	42,505,771	$1	23,775,056	$—	$560	$(227)	$6	$(65)	$275

	Six Months Ended June 30, 2024
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2023	39,737,682	$1	23,775,056	$—	$517	$(234)	$1	$(64)	$221
Dividends declared and paid on Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	(33)	—	—	(33)
Class A Common Stock issued pursuant to employee benefit plans	2,768,089	—	—	—	43	—	—	—	43
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	—	—	5	—	5
Net income	—	—	—	—	—	40	—	4	44
BALANCE, June 30, 2024	42,505,771	$1	23,775,056	$—	$560	$(227)	$6	$(65)	$275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$44	$106
Adjustments to reconcile net income to net cash flows (used in) from operating activities:
Amortization of definite-lived intangible and other assets	76	82
Depreciation of property and equipment	50	56
Amortization of program costs	37	41
Stock-based compensation	37	36
Deferred tax provision (benefit)	9	(227)
Loss on asset dispositions and other, net of impairment	2	11
Income from equity method investments	(92)	(30)
Loss from investments	20	53
Distributions from investments	2	29
Gain on extinguishment of debt	(1)	(11)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(48)	26
Increase in prepaid expenses and other current assets	(8)	(47)
(Decrease) increase in accounts payable and accrued and other current liabilities	(382)	62
Net change in net income taxes payable/receivable	(10)	(1)
Decrease in program contracts payable	(41)	(46)
Other, net	(5)	2
Net cash flows (used in) from operating activities	(310)	142

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(44)	(40)
Purchases of investments	(32)	(39)
Distributions and proceeds from investments	184	204
Other, net	2	4
Net cash flows from investing activities	110	129

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing, and finance leases	(43)	(38)
Repurchase of outstanding Class A Common Stock	—	(153)
Dividends paid on Class A and Class B Common Stock	(33)	(34)
Repurchase of redeemable subsidiary preferred equity	—	(190)
Distributions to noncontrolling interests, net	(5)	(8)
Other, net	(3)	(4)
Net cash flows used in financing activities	(84)	(427)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(284)	(156)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	662	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$378	$728

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

For the quarter ended June 30, 2024, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 638 channels as of June 30, 2024. For the purpose of this report, these 185 stations and 638 channels are referred to as "our" stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel Plus streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; and Tennis.com.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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
The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or fair value. Program costs are amortized on a straight-line basis except for contracts greater than three years which are amortized utilizing an accelerated method. Program costs estimated by management to be amortized in the succeeding year are classified as current assets. Payments of program contract liabilities are typically made on a scheduled basis and are not affected by amortization or fair value adjustments.

Fair value is determined utilizing a discounted cash flow model based on management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. We assess our program costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value.

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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $3 million and $4 million for the six months ended June 30, 2024 and 2023, respectively. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the six months ended June 30, 2024. Non-cash investing activities included property and equipment purchases of $5 million for both the six months ended June 30, 2024 and 2023.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$384	$51	$—	$—	$435
Core advertising revenue	285	14	9	(5)	303
Political advertising revenue	40	—	—	—	40
Other media, non-media, and intercompany revenues	41	2	11	(3)	51
Total revenues	$750	$67	$20	$(8)	$829

For the six months ended June 30, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$768	$103	$—	$—	$871
Core advertising revenue	569	24	15	(8)	600
Political advertising revenue	64	—	—	—	64
Other media, non-media, and intercompany revenues	76	3	20	(7)	92
Total revenues	$1,477	$130	$35	$(15)	$1,627

For the three months ended June 30, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$372	$46	$—	$—	$418
Core advertising revenue	287	14	6	(4)	303
Political advertising revenue	6	—	—	—	6
Other media, non-media, and intercompany revenues	34	—	8	(1)	41
Total revenues	$699	$60	$14	$(5)	$768

For the six months ended June 30, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$753	$91	$—	$—	$844
Core advertising revenue	580	23	12	(6)	609
Political advertising revenue	9	—	—	—	9
Other media, non-media, and intercompany revenues	62	1	19	(3)	79
Total revenues	$1,404	$115	$31	$(9)	$1,541

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

Core Advertising Revenue. We generate core advertising revenue primarily from the sale of non-political advertising spots/impressions within our broadcast television and digital platforms.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $189 million and $178 million as of June 30, 2024 and December 31, 2023, respectively, of which $114 million and $124 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized during the six months ended June 30, 2024 and 2023, included in the deferred revenue balance as of December 31, 2023 and 2022, was $30 million and $33 million, respectively.

For the three months ended June 30, 2024, two customers accounted for 11% and 10%, respectively, of our total revenues. For the six months ended June 30, 2024, two customers accounted for 11% and 11%, respectively, of our total revenues. For the three months ended June 30, 2023, two customers accounted for 12% and 10%, respectively, of our total revenues. For the six months ended June 30, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. As of June 30, 2024, three customers accounted for 14%, 10%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2024 and 2023 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three months ended June 30, 2024 was less than the statutory rate primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims offset by non-deductible expenses. Our effective income tax rate for the six months ended June 30, 2024 was less than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims. Our effective income tax rate for the three months ended June 30, 2023 was less than the statutory rate primarily due to non-deductible expenses. Our effective income tax rate for the six months ended June 30, 2023 was greater than the statutory rate primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the Internal Revenue Code Section 163(j) ("IRC Section 163(j)") as a result of the change in the tax classification of the legal entity owning the DSG business from a partnership to a disregarded entity because of the exit of the sole minority investor.

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

Subsequent Events

In August 2024, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on September 13, 2024 to holders of record at the close of business on August 30, 2024.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of June 30, 2024 and December 31, 2023 consisted of the following (in millions):

	As of June 30, 2024	As of December 31, 2023
Equity method investments	$86	$128
Other investments	328	387
Income tax receivable	141	131
Post-retirement plan assets	47	45
Other	78	51
Total other assets	$680	$742

Equity Method Investments

We have a portfolio of investments, including our investment in Diamond Sports Intermediate Holdings LLC ("DSIH"), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. During the six months ended June 30, 2024, we sold one of our other media investments which had a book value of $37 million as of December 31, 2023 for proceeds of $130 million and recognized a gain of $93 million. No investments were individually significant for the periods presented.

Diamond Sports Intermediate Holdings LLC. We account for our equity interest in DSIH under the equity method of accounting. For the three and six months ended June 30, 2024 and 2023, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of June 30, 2024 and December 31, 2023, we held $136 million and $162 million, respectively, in investments measured at fair value. As of June 30, 2024 and December 31, 2023, we held $154 million and $189 million, respectively, in investments measured at NAV. We recognized fair value adjustment losses of $45 million and $43 million for the three and six months ended June 30, 2024, respectively, and fair value adjustment losses of $47 million and $48 million for the three and six months ended June 30, 2023, respectively, associated with these investments, which are reflected in other expense, net in our consolidated statements of operations. As of June 30, 2024 and December 31, 2023, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $66 million and $74 million, respectively.

Investments accounted for utilizing the measurement alternative were $38 million and $36 million as of June 30, 2024 and December 31, 2023, respectively. We recorded a $2 million impairment related to one investment for the three and six months ended June 30, 2024 and a $6 million impairment related to one investment for the three and six months ended June 30, 2023, which are reflected in other expense, net in our consolidated statements of operations.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of June 30, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. As of June 30, 2024, the STG first lien leverage ratio was above 4.5x, which effectively reduces STG's borrowing capacity under the revolving credit facility from $650 million to $228 million. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2024.

During the six months ended June 30, 2024, we repurchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million. The portions of the Term Loan B-2 purchased were canceled immediately following their acquisition. We recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the six months ended June 30, 2024.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $2 million as of both June 30, 2024 and December 31, 2023. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $11 million and $5 million as of June 30, 2024 and December 31, 2023, respectively. See Note 9. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both June 30, 2024 and December 31, 2023, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both June 30, 2024 and December 31, 2023. We have also provided a guarantee that requires us to provide funding to Marquee regional sports network ("Marquee") if Marquee's free cash flow generated in the applicable year and its existing cash balance are insufficient to allow Marquee to make certain payments under certain of Marquee's agreements with affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. The funding obligation under the guarantee is subject to a maximum annual amount of $117 million with annual escalations of 4% for the next five years. We have determined that, as of June 30, 2024, it is not probable that we would have to perform under any of these guarantees. See Note 5. Commitments and Contingencies for additional information.

Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminates on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $7 million and $1 million, respectively, which are recorded in other assets in our consolidated balance sheets.

4.              REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity in our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests previously consisted of the following:

Redeemable Subsidiary Preferred Equity. On August 23, 2019, Diamond Sports Holdings LLC ("DSH"), an indirect parent of Diamond Sports Group, LLC ("DSG") and indirect wholly-owned subsidiary of the Company, issued preferred equity (the "Redeemable Subsidiary Preferred Equity").

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On February 10, 2023, we purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million, representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase.

Dividends accrued during the six months ended June 30, 2023 were $3 million and are reflected in net loss attributable to the redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued during the six months ended June 30, 2023 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

5.              COMMITMENTS AND CONTINGENCIES:

Litigation, Claims, and Regulatory Matters

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

FCC Matters

On May 22, 2020, the Federal Communications Commission ("FCC") released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture ("NAL") issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC's investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending. The consent decree expired on May 29, 2024.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, and dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that enforcement remains pending. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as we consolidate these stations as VIEs.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children's television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of June 30, 2024, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

Other Matters

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

On July 19, 2023, as part of the ongoing bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the "Diamond Litigation"), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG and certain officers of SBG and STG, as defendants.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On January 17, 2024, Sinclair announced that it had agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the Diamond Litigation, which settlement includes an amendment to the MSA. On March 1, 2024, the court approved the settlement. Sinclair has entered into the settlement, without admitting any fault or wrongdoing. The settlement terms include, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, we paid $50 million related to the settlement. The final settlement payment was made during the second quarter of 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures.

As described under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing we have provided a guarantee that requires us to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent us a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to us by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, we do not believe we are contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent us another letter claiming that our failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. This dispute may result in litigation, and based on our expectation of Marquee’s claims, we believe we have meritorious defenses and intend to vigorously defend against such claims.

6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (Numerator)
Net income (loss)	$19	$(87)	$44	$106
Net loss attributable to the redeemable noncontrolling interests	—	—	—	4
Net income attributable to the noncontrolling interests	(2)	(2)	(4)	(14)
Numerator for basic and diluted earnings per common share available to common shareholders	$17	$(89)	$40	$96

Shares (Denominator)
Basic weighted-average common shares outstanding	66,189	64,012	65,172	66,862
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	—	124	85
Diluted weighted-average common and common equivalent shares outstanding	66,189	64,012	65,296	66,947

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	8,745	3,693	6,932	3,645

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.              SEGMENT DATA:

During the period ended June 30, 2023 we modified our segment reporting to align with the new organizational structure of the Company discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods presented has been recast to reflect this new presentation. We measure segment performance based on operating income (loss). For the quarter ended June 30, 2024, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. As a result of the Reorganization, the local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the other Transferred Assets, which are included in other and corporate, are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,418	$307	$964	$(3)	$5,686

For the three months ended June 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$750	$67	$20	$(8)	(a)	$829
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	6	—	(1)		63
Amortization of program costs	18	—	—	—		18
Corporate general and administrative expenses	29	—	21	—		50
Operating income (loss)	83	1	(20)	—		64
Interest expense including amortization of debt discount and deferred financing costs	76	—	—	—		76
Income from equity method investments	—	—	78	—		78

For the six months ended June 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$1,477	$130	$35	$(15)	(a)	$1,627
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	116	11	1	(2)		126
Amortization of program costs	37	—	—	—		37
Corporate general and administrative expenses	70	1	37	—		108
Loss on asset dispositions and other, net of impairment	—	—	2	—		2
Operating income (loss)	124	21	(39)	—		106
Interest expense including amortization of debt discount and deferred financing costs	152	—	—	—		152
(Loss) income from equity method investments	—	(1)	93	—		92

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2023	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$699	$60	$14	$(5)	(a)	$768
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	67	5	1	—		73
Amortization of program costs	19	—	—	—		19
Corporate general and administrative expenses	46	—	16	—		62
(Gain) loss on asset dispositions and other, net of impairment	(2)	—	7	—		5
Operating income (loss)	22	3	(28)	—		(3)
Interest expense including amortization of debt discount and deferred financing costs	76	—	—	—		76
Loss from equity method investments	—	—	(1)	—		(1)

For the six months ended June 30, 2023	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$1,404	115	31	(9)	(a)	$1,541
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	126	10	3	(1)		138
Amortization of program costs	41	—	—	—		41
Corporate general and administrative expenses	78	—	42	—		120
(Gain) loss on asset dispositions and other, net of impairment	(3)	—	14	—		11
Operating income (loss)	63	21	(66)	—		18
Interest expense including amortization of debt discount and deferred financing costs	150	—	—	—		150
Income from equity method investments	—	—	30	—		30

(a)Includes $3 million and $5 million for the three and six months ended June 30, 2024, respectively, and $2 million and $3 million for the three and six months ended June 30, 2023, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Accounts receivable, net	$18	$23
Other current assets	1	3
Total current assets	19	26

Property and equipment, net	9	11
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	29	33
Total assets	$72	$85

LIABILITIES
Current liabilities:
Other current liabilities	$12	$14

Notes payable, finance leases and commercial bank financing, less current portion	5	6
Other long-term liabilities	3	3
Total liabilities	$20	$23

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $129 million as of June 30, 2024 and $130 million as of December 31, 2023, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2024, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $154 million and $192 million as of June 30, 2024 and December 31, 2023, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income (loss) from equity method investments and other expense, net, respectively, in our consolidated statements of operations. We recorded losses of $22 million and $23 million for the three and six months ended June 30, 2024, respectively, and gains of $3 million and $38 million for the three and six months ended June 30, 2023, respectively, related to these investments.

We hold substantially all the equity of DSIH and provide certain management and general and administrative services to subsidiaries of DSIH. However, it was determined that we are not the primary beneficiary because we lack the ability to control the activities that most significantly drive the economics of the business. The carrying amount of our investment in DSIH is zero and there is no obligation for us to provide additional financial support.

We were also party to the A/R Facility held by an indirect wholly-owned subsidiary of DSIH which had a maturity date of September 23, 2024. The A/R Facility was terminated on March 14, 2024. See Note Receivable within Note 2. Other Assets.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million and $3 million for the three and six months ended June 30, 2024, respectively, and $1 million and $3 million for the three and six months ended June 30, 2023, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $0.1 million for both the three and six months ended June 30, 2024 and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $67 million and $65 million as of June 30, 2024 and December 31, 2023, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2024 and December 31, 2023, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $3 million and $6 million for the three and six months ended June 30, 2024, respectively, and $3 million and $6 million for the three and six months ended June 30, 2023, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $34 million and $68 million for the three and six months ended June 30, 2024, respectively, and $33 million and $69 million for the three and six months ended June 30, 2023, respectively, related to the Cunningham Stations.

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

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.5 million and $1 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1 million for the three and six months ended June 30, 2023, respectively, under these agreements.

Leased Property by Real Estate Ventures

Certain of our real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

Diamond Sports Intermediate Holdings LLC

We account for our equity interest in DSIH as an equity method investment.

Management Services Agreement. We have a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, the local media segment recorded $17 million and $30 million of revenue for the three and six months ended June 30, 2024, respectively, and $13 million and $22 million of revenue for the three and six months ended June 30, 2023, respectively.

Note receivable. We received payments totaling $206 million and $209 million from DSPV during three and six months ended June 30, 2023, respectively, related to the note receivable associated with the A/R Facility. The A/R Facility was terminated on March 14, 2024.

We recorded revenue of $4 million and $8 million during the three and six months ended June 30, 2024, respectively, and $6 million and $11 million for the three and six months ended June 30, 2023, respectively, related to certain other transactions between DSIH and the Company.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, consisting of salary and bonus, and was granted 37,566 shares of restricted stock, vesting over two years, and 500,000 stock appreciation rights, vesting over two years, during the six months ended June 30, 2024.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company's Board of Directors. Ethan White received total compensation of $0.1 million and less than $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million for both the six months ended June 30, 2024 and 2023, consisting of salary and bonus, and was granted 1,503 and 1,252 shares of restricted stock, vesting over two years, during the six months ended June 30, 2024 and 2023, respectively.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended June 30, 2024 and 2023 and $0.1 million for both the six months ended June 30, 2024 and 2023, consisting of salary and bonus.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company's Board of Directors; Robert Smith, a member of the Company's Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended June 30, 2024 and 2023 and $0.4 million for both the six months ended June 30, 2024 and 2023, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended June 30, 2024 and 2023 and $0.4 million for both the six months ended June 30, 2024 and 2023, consisting of salary and bonus.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2024		As of December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$—	N/A	$6
Money market funds	N/A	$256	N/A	$588
Deferred compensation assets	N/A	$47	N/A	$45
Deferred compensation liabilities	N/A	$45	N/A	$44

Level 2:
Investments in equity securities (a)	N/A	$94	N/A	$110
Interest rate swap (b)	N/A	$7	N/A	$1
STG (c):
5.500% Senior Notes due 2030	$485	$289	$485	$362
5.125% Senior Notes due 2027	$274	$244	$274	$248
4.125% Senior Secured Notes due 2030	$737	$491	$737	$521
Term Loan B-2, due September 30, 2026	$1,181	$1,099	$1,215	$1,124
Term Loan B-3, due April 1, 2028	$718	$499	$722	$595
Term Loan B-4, due April 21, 2029	$735	$489	$739	$602
Debt of variable interest entities (c)	$7	$7	$7	$7
Debt of non-media subsidiaries (c)	$15	$15	$15	$15

Level 3:
Investments in equity securities (d)	N/A	$42	N/A	$46

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of June 30, 2024 and December 31, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $41 million and $46 million as of June 30, 2024 and December 31, 2023, respectively.
(d)Amounts primarily relate to warrants and options to acquire common equity in Bally's. We recorded fair value adjustment losses of $7 million and $8 million during the three and six months ended June 30, 2024 and a loss of $17 million during both the three and six months ended June 30, 2023. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and six months ended June 30, 2024 and 2023 (in millions):

Options and Warrants
Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Fair value at March 31, 2024	$45	Fair value at December 31, 2023	$46
Measurement adjustments	(3)	Measurement adjustments	(4)
Fair value at June 30, 2024	$42	Fair value at June 30, 2024	$42

Options and Warrants
Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Fair value at March 31, 2023	$75	Fair value at December 31, 2022	$75
Measurement adjustments	(17)	Measurement adjustments	(17)
Fair value at June 30, 2023	$58	Fair value at June 30, 2023	$58

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions) (Unaudited)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$52	$319
Accounts receivable, net of allowance for doubtful accounts of $4 as of both periods	599	568
Income taxes receivable	8	7
Prepaid expenses and other current assets	111	139
Total current assets	770	1,033
Property and equipment, net	694	692
Operating lease assets	133	142
Goodwill	2,016	2,016
Indefinite-lived intangible assets	123	123
Customer relationships, net	214	238
Other definite-lived intangible assets, net	367	409
Other assets	207	184
Total assets (a)	$4,524	$4,837

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$425	$851
Current portion of notes payable, finance leases, and commercial bank financing	36	36
Current portion of operating lease liabilities	22	21
Current portion of program contracts payable	47	76
Other current liabilities	82	50
Total current liabilities	612	1,034
Notes payable, finance leases, and commercial bank financing, less current portion	4,091	4,124
Operating lease liabilities, less current portion	143	152
Program contracts payable, less current portion	15	14
Deferred tax liabilities	284	283
Other long-term liabilities	153	158
Total liabilities (a)	5,298	5,765
Commitments and contingencies (See Note 5)
SBG member's deficit:
Accumulated deficit	(714)	(865)
Accumulated other comprehensive income	6	1
Total SBG member's deficit	(708)	(864)
Noncontrolling interests	(66)	(64)
Total deficit	(774)	(928)
Total liabilities and deficit	$4,524	$4,837

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     SBG's consolidated total assets as of June 30, 2024 and December 31, 2023 include total assets of variable interest entities ("VIE") of $72 million and $85 million, respectively, which can only be used to settle the obligations of the VIEs. SBG's consolidated total liabilities as of June 30, 2024 and December 31, 2023 include total liabilities of VIEs of $14 million and $17 million, respectively, for which the creditors of the VIEs have no recourse to SBG. See Note 7. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Media revenues	$750	$740	$1,477	$1,506
Non-media revenues	—	3	—	10
Total revenues	750	743	1,477	1,516

OPERATING EXPENSES:
Media programming and production expenses	382	397	765	795
Media selling, general and administrative expenses	178	184	361	375
Amortization of program costs	18	19	37	41
Non-media expenses	2	7	4	19
Depreciation of property and equipment	26	31	51	55
Corporate general and administrative expenses	35	58	76	116
Amortization of definite-lived intangible assets	32	39	65	80
Loss on asset dispositions and other, net of impairment	—	4	—	10
Total operating expenses	673	739	1,359	1,491
Operating income	77	4	118	25

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(76)	(76)	(152)	(150)
Gain on extinguishment of debt	—	11	1	11
Income from equity method investments	—	—	—	31
Other income (expense), net	2	(64)	33	(53)
Total other expense, net	(74)	(129)	(118)	(161)
Income (loss) before income taxes	3	(125)	—	(136)
INCOME TAX BENEFIT	1	26	10	230
NET INCOME (LOSS)	4	(99)	10	94
Net loss attributable to the redeemable noncontrolling interests	—	—	—	4
Net income attributable to the noncontrolling interests	(2)	(2)	(3)	(14)
NET INCOME (LOSS) ATTRIBUTABLE TO SBG	$2	$(101)	$7	$84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$4	$(99)	$10	$94
Unrealized gain on interest rate swap, net of tax	1	9	5	6
Comprehensive income (loss)	5	(90)	15	100
Comprehensive loss attributable to the redeemable noncontrolling interests	—	—	—	4
Comprehensive income attributable to the noncontrolling interests	(2)	(2)	(3)	(14)
Comprehensive income (loss) attributable to SBG	$3	$(92)	$12	$90

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2023
	SBG Member
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Values	Shares	Values
BALANCE, March 31, 2023	44,360,502	$1	23,775,056	$—	$602	$289	$(2)	$(59)	$831
Repurchases of Old Sinclair Class A Common Stock	(5,201,809)	—	—	—	(100)	—	—	—	(100)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	178,722	—	—	—	9	—	—	—	9
Old Sinclair Class A Common Stock converted to SBG member's equity	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	(511)	(606)	—	(1)	(1,118)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	—	—	9	—	9
Net (loss) income	—	—	—	—	—	(101)	—	2	(99)
BALANCE, June 30, 2023	—	$—	—	$—	$—	$(418)	$7	$(61)	$(472)

	Six Months Ended June 30, 2023
		SBG Member
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Old Sinclair Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	2,274,558	—	—	—	40	—	—	—	40
Old Sinclair Class A and Class B Common Stock converted to SBG member's equity	—	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	—	(511)	(606)	—	(1)	(1,118)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Net (loss) income	(4)	—	—	—	—	—	84	—	14	98
BALANCE, June 30, 2023	$—	—	$—	—	$—	$—	$(418)	$7	$(61)	$(472)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIT
(in millions) (Unaudited)

	Three Months Ended June 30, 2024
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, March 31, 2024	$(795)	$5	$(65)	$(855)
Contributions from member, net	79	—	—	79
Distributions to noncontrolling interests	—	—	(3)	(3)
Other comprehensive income	—	1	—	1
Net income	2	—	2	4
BALANCE, June 30, 2024	$(714)	$6	$(66)	$(774)

	Six Months Ended June 30, 2024
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2023	$(865)	$1	$(64)	$(928)
Contributions from member, net	144	—	—	144
Distributions to noncontrolling interests	—	—	(5)	(5)
Other comprehensive income	—	5	—	5
Net income	7	—	3	10
BALANCE, June 30, 2024	$(714)	$6	$(66)	$(774)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$10	$94
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	65	80
Depreciation of property and equipment	51	55
Amortization of program costs	37	41
Equity-based compensation	34	34
Deferred tax benefit	—	(232)
Loss on asset dispositions and other, net of impairment	—	10
Income from equity method investments	—	(31)
(Income) loss from investments	(25)	78
Distributions from investments	—	28
Gain on extinguishment of debt	(1)	(11)
Change in assets and liabilities, net of acquisitions and asset transfer to Ventures:
(Increase) decrease in accounts receivable	(37)	33
Decrease (increase) in prepaid expenses and other current assets	14	(34)
Net change in due to/from member	39	—
(Decrease) increase in accounts payable and accrued and other current liabilities	(403)	21
Net change in net income taxes payable/receivable	(12)	(1)
Decrease in program contracts payable	(41)	(46)
Other, net	(43)	3
Net cash flows (used in) from operating activities	(312)	122

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(44)	(41)
Purchases of investments	(2)	(37)
Distributions and proceeds from investments	26	204
Other, net	2	4
Net cash flows (used in) from investing activities	(18)	130

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing, and finance leases	(43)	(37)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	(153)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	(18)
Repurchase of redeemable subsidiary preferred equity	—	(190)
Contributions from (distributions to) member, net	111	(360)
Distributions to noncontrolling interests, net	(5)	(7)
Other, net	—	(3)
Net cash flows from (used in) financing activities	63	(768)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(267)	(516)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	319	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$52	$368

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

For the quarter ended June 30, 2024, SBG had one reportable segment: local media. The local media segment consists primarily of SBG's 185 broadcast television stations in 86 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 638 channels as of June 30, 2024. For the purpose of this report, these 185 stations and 638 channels are referred to as "SBG" stations and channels.

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

Interim Financial Statements

SBG's consolidated financial statements for the three and six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity and redeemable noncontrolling interests, consolidated statements of member's deficit and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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
The rights to this programming are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or fair value. Program costs are amortized on a straight-line basis except for contracts greater than three years which are amortized utilizing an accelerated method. Program costs estimated by management to be amortized in the succeeding year are classified as current assets. Payments of program contract liabilities are typically made on a scheduled basis and are not affected by amortization or fair value adjustments.

Fair value is determined utilizing a discounted cash flow model based on management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. SBG assesses the program costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value.

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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $3 million for both the six months ended June 30, 2024 and 2023. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the six months ended June 30, 2024. Non-cash investing activities included property and equipment purchases of $5 million for both the six months ended June 30, 2024 and 2023.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents SBG's revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2024	Local Media
Distribution revenue	$384
Core advertising revenue	285
Political advertising revenue	40
Other media and intercompany revenues	41
Total revenues	$750

For the six months ended June 30, 2024	Local Media
Distribution revenue	$768
Core advertising revenue	569
Political advertising revenue	64
Other media and intercompany revenues	76
Total revenues	$1,477

For the three months ended June 30, 2023	Local Media	Other	Eliminations	Total
Distribution revenue	$372	$31	$—	$403
Core advertising revenue	287	13	(3)	297
Political advertising revenue	6	—	—	6
Other media, non-media, and intercompany revenues	34	3	—	37
Total revenues	$699	$47	$(3)	$743

For the six months ended June 30, 2023	Local Media	Other	Eliminations	Total
Distribution revenue	$753	$76	$—	$829
Core advertising revenue	580	29	(5)	604
Political advertising revenue	9	—	—	9
Other media, non-media, and intercompany revenues	62	14	(2)	74
Total revenues	$1,404	$119	$(7)	$1,516

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

Core Advertising Revenue. SBG generates core advertising revenue primarily from the sale of non-political advertising spots/impressions within broadcast television and digital platforms.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG's consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $179 million and $171 million as of June 30, 2024 and December 31, 2023, respectively, of which $114 million and $124 million, respectively, was reflected in other long-term liabilities in SBG's consolidated balance sheets. Deferred revenue recognized during the six months ended June 30, 2024 and 2023, included in the deferred revenue balance as of December 31, 2023 and 2022, was $26 million and $32 million, respectively.

For the three months ended June 30, 2024, two customers accounted for 12% and 10%, respectively, of SBG's total revenues. For the six months ended June 30, 2024, two customers accounted for 11% and 10%, respectively, of SBG's total revenues. For the three months ended June 30, 2023, two customers accounted for 12% and 10%, respectively, of SBG's total revenues. For the six months ended June 30, 2023, two customers accounted for 11% and 10%, respectively, of SBG's total revenues. As of June 30, 2024, three customers accounted for 14%, 11%, and 10%, respectively, of SBG's accounts receivable, net. As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of SBG's accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

SBG’s income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2024 and 2023 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

SBG’s effective income tax rate for the three months ended June 30, 2024 was greater than the statutory rate primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims. SBG’s effective income tax rate for the three months ended June 30, 2023 approximated the statutory rate. SBG’s effective income tax rate for the six months ended June 30, 2024 was greater than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims. SBG’s effective income tax rate for the six months ended June 30, 2023 was greater than the statutory rate primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the DSG business because of the exit of the sole minority investor.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of June 30, 2024 and December 31, 2023 consisted of the following (in millions):

	As of June 30, 2024	As of December 31, 2023
Equity method investments	$2	$1
Other investments	4	—
Income tax receivable	141	131
Other	60	52
Total other assets	$207	$184

Equity Method Investments

Prior to the Reorganization, SBG had a portfolio of investments, including a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. SBG has an investment in Diamond Sports Intermediate Holdings LLC ("DSIH").

Diamond Sports Intermediate Holdings LLC. SBG's equity interest in DSIH is accounted for under the equity method of accounting. For the three and six months ended June 30, 2024 and 2023, SBG recorded no equity method loss related to the investment because the carrying value of the investment is zero and SBG is not obligated to fund losses incurred by DSIH.

Other Investments

SBG's investments, excluding equity method investments, were accounted for at fair value or, in situations where fair value is not readily determinable, SBG had the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments were measured at net asset value ("NAV").

All of the investments measured at fair value and NAV were transferred to Ventures as part of the Reorganization. SBG recognized fair value adjustment losses of $72 million and $73 million for the three and six months ended June 30, 2023, respectively, associated with these investments, which is reflected in other expense, net in SBG's consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $4 million as of June 30, 2024. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either of the three and six months ended June 30, 2024. SBG recorded a $6 million impairment related to one investment for the three and six months ended June 30, 2023, which is reflected in other expense, net in SBG's consolidated statements of operations.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of June 30, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. As of June 30, 2024, the STG first lien leverage ratio was above 4.5x, which effectively reduces STG's borrowing capacity under the revolving credit facility from $650 million to $228 million. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2024.

During the six months ended June 30, 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million. The portions of the Term Loan B-2 purchased were canceled immediately following their acquisition. STG recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the six months ended June 30, 2024.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG's consolidated balance sheets includes finance leases to affiliates of $2 million as of both June 30, 2024 and December 31, 2023. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG's consolidated balance sheets includes finances leases to affiliates of $11 million and $5 million as of June 30, 2024 and December 31, 2023, respectively. See Note. 8 Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both June 30, 2024 and December 31, 2023, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both June 30, 2024 and December 31, 2023. SBG has also provided a guarantee that requires SBG to provide funding to Marquee regional sports network ("Marquee") if Marquee's free cash flow generated in the applicable year and its existing cash balance are insufficient to allow Marquee to make certain payments under certain of Marquee's agreements with affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. The funding obligation under the guarantee is subject to a maximum annual amount of $117 million with annual escalations of 4% for the next five years. SBG has determined that, as of June 30, 2024, it is not probable that SBG would have to perform under any of these guarantees. See Note 5. Commitments and Contingencies for additional information.

Interest Rate Swap

SBG entered into an interest rate swap effective February 7, 2023 and terminates on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $7 million and $1 million, respectively, which are recorded in other assets in SBG's consolidated balance sheets.

4.              REDEEMABLE NONCONTROLLING INTERESTS:

SBG accounts for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classifies them as mezzanine equity in SBG's consolidated balance sheets because their possible redemption is outside of the control of SBG. SBG's redeemable non-controlling interests previously consisted of the following:

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

Distributions accrued during the six months ended June 30, 2023 were $3 million which are reflected in net loss attributable to the redeemable noncontrolling interests in SBG's consolidated statements of operations. Distributions accrued during the six months ended June 30, 2023 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

5.              COMMITMENTS AND CONTINGENCIES:

Litigation, Claims, and Regulatory Matters

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

FCC Matters

On May 22, 2020, the Federal Communications Commission ("FCC") released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture ("NAL") issued in December 2017 proposing a $13 million fine for alleged violations of the FCC's sponsorship identification rules by the Company and certain of its subsidiaries, the FCC's investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company's proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a 4-year compliance plan. Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending. The consent decree expired on May 29, 2024.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations' retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the Commission to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that enforcement remains pending. The Company is not a party to this forfeiture order; however, SBG's consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as SBG consolidates these stations as VIEs.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against SBG, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of June 30, 2024, SBG has accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount, and the matter remains pending.

Other Matters

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

On July 19, 2023, as part of the ongoing bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the "DSG Litigation"), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG and certain officers of SBG and STG, as defendants.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On January 17, 2024, Sinclair announced that it had agreed, subject to definitive documentation and final court approval, to a global settlement and release of all claims associated with the Diamond Litigation, which settlement includes an amendment to the MSA. On March 1, 2024, the court approved the settlement. Sinclair has entered into the settlement, without admitting any fault or wrongdoing. The settlement terms include, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair will provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, SBG paid $50 million of the total settlement, which was funded by Ventures. The final settlement payment was made during the second quarter of 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures.

As described under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing, SBG has provided a guarantee that requires SBG to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent SBG a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to SBG by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, SBG does not believe it is contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent SBG another letter claiming that SBG's failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. This dispute may result in litigation, and based on SBG's expectation of Marquee’s claims, SBG believes that it has meritorious defenses and intends to vigorously defend against such claims.

6.              SEGMENT DATA:

During the period ended June 30, 2023, SBG modified its segment reporting to align with the new organizational structure of SBG discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies. The segment information within the comparative periods has been recast to reflect this new presentation. SBG measures segment performance based on operating income (loss). For the quarter ended June 30, 2024, SBG had one reportable segment: local media. The local media segment includes SBG's television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include SBG's costs to operate as the parent company of its subsidiaries. All of SBG's businesses are located within the United States. The businesses included in other were transferred to Ventures as part of the Reorganization discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2024	Local Media	Corporate	Consolidated
Assets	$4,439	$85	$4,524

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2024	Local Media	Corporate	Consolidated
Revenue	$750	$—	$750
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	—	58
Amortization of program costs	18	—	18
Corporate general and administrative expenses	29	6	35
Operating income (loss)	83	(6)	77
Interest expense including amortization of debt discount and deferred financing costs	76	—	76

For the six months ended June 30, 2024	Local Media	Corporate	Consolidated
Revenue	$1,477	—	1,477
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	116	—	116
Amortization of program costs	37	—	37
Corporate general and administrative expenses	70	6	76
Operating income (loss)	124	(6)	118
Interest expense including amortization of debt discount and deferred financing costs	152	—	152

For the three months ended June 30, 2023	Local Media	Other & Corporate (a)	Eliminations		Consolidated
Revenue	$699	$47	$(3)		$743
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	67	3	—		70
Amortization of program costs	19	—	—		19
Corporate general and administrative expenses	46	12	—		58
(Gain) loss on asset dispositions and other, net of impairment	(2)	6	—		4
Operating income (loss)	22	(18)	—		4
Interest expense including amortization of debt discount and deferred financing costs	76	—	—		76

For the six months ended June 30, 2023	Local Media	Other & Corporate (a)	Eliminations		Consolidated
Revenue	$1,404	119	(7)	(b)	$1,516
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	126	10	(1)		135
Amortization of program costs	41	—	—		41
Corporate general and administrative expenses	78	38	—		116
(Gain) loss on asset dispositions and other, net of impairment	(3)	13	—		10
Operating income (loss)	63	(38)	—		25
Interest expense including amortization of debt discount and deferred financing costs	150	—	—		150
Income from equity method investments	—	31	—		31

(a)Represents the activity in tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) prior to the Reorganization on June 1, 2023 and the activity in corporate prior and subsequent to the Reorganization. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(b)Includes $1 million for the six months ended June 30, 2023 of revenue for services provided by local media to other, which is eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG's consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Accounts receivable, net	$18	$23
Other current assets	1	3
Total current assets	19	26

Property and equipment, net	9	11
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	29	33
Total assets	$72	$85

LIABILITIES
Current liabilities:
Other current liabilities	$12	$14

Notes payable, finance leases and commercial bank financing, less current portion	5	6
Other long-term liabilities	3	3
Total liabilities	$20	$23

The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $129 million as of June 30, 2024 and $130 million as of December 31, 2023, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2024, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other VIEs

Prior to the Reorganization, SBG had several investments in entities which are considered VIEs. However, SBG did not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow SBG to control the entity, and therefore, SBG was not considered the primary beneficiary of these VIEs. SBG's investments in these VIEs for which SBG was not the primary beneficiary were transferred to Ventures as part of the Reorganization. The income and loss related to equity method investments and other investments are recorded in income (loss) from equity method investments and other expense, net, respectively, in SBG's consolidated statements of operations. SBG recorded gains of $2 million and $37 million for the three and six months ended June 30, 2023, respectively, related to these investments.

SBG holds substantially all of the equity of DSIH and provides certain management and general and administrative services to subsidiaries of DSIH. However, it was determined that SBG is not the primary beneficiary because SBG lacks the ability to control the activities that most significantly drive the economics of the business. The carrying amount of SBG's investment in DSIH is zero and there is no obligation for SBG to provide additional financial support.

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

Leases. Certain assets used by SBG and SBG's operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $1 million and $3 million for the three and six months ended June 30, 2024, respectively, and $1 million and $3 million for the three and six months ended June 30, 2023, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of less than $0.1 million for both the three and six months ended June 30, 2024 and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $67 million and $65 million as of June 30, 2024 and December 31, 2023, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2024 and December 31, 2023, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and has a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $3 million and $6 million for the three and six months ended June 30, 2024, respectively, and $3 million and $6 million for the three and six months ended June 30, 2023, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG's consolidated statements of operations. SBG's consolidated revenues include $34 million and $68 million for the three and six months ended June 30, 2024, respectively, and $33 million and $69 million for the three and six months ended June 30, 2023, respectively, related to the Cunningham Stations.

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

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.5 million and $1 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1 million for the three and six months ended June 30, 2023, respectively, under these agreements.

Leased Property by Real Estate Ventures

Certain of SBG's real estate ventures have entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

Sinclair, Inc.

Subsequent to the Reorganization, Sinclair is the sole member of SBG. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

SBG recorded revenue of $3 million and $5 million during the three and six months ended June 30, 2024, respectively, and $1 million for both the three and six months ended June 30, 2023, within the local media segment related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $3 million and $5 million during the three and six months ended June 30, 2024, respectively, and $2 million for both the three and six months ended June 30, 2023, within the local media segment related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG received net cash payments of $57 million and $72 million from Sinclair, and certain of its direct and indirect subsidiaries, during the three and six months ended June 30, 2024, respectively. During both the three and six months ended June 30, 2023, SBG made a cash distribution of $360 million to Sinclair.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, SBG had a payable to Sinclair, and certain of its direct and indirect subsidiaries, of $15 million, included within other current liabilities in SBG's consolidated balance sheets, and as of December 31, 2023, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $3 million, included within prepaid expenses and other current assets in SBG's consolidated balance sheets.

Diamond Sports Intermediate Holdings LLC

SBG's equity interest in DSIH is accounted for as an equity method investment.

Management Services Agreement. SBG has a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which SBG provides DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, SBG recorded $17 million and $30 million of revenue for the three and six months ended June 30, 2024, respectively, and $13 million and $22 million of revenue for the three and six months ended June 30, 2023, respectively.

Note receivable. SBG received payments of $206 million and $209 million from DSPV during three and six months ended June 30, 2023, respectively, related to the note receivable associated with the A/R Facility. The loans under the A/R Facility were transferred to Ventures as part of the Reorganization. The A/R Facility was terminated on March 14, 2024.

SBG recorded revenue of $1 million and $2 million during the three and six months ended June 30, 2024, respectively, and $4 million and $9 million during the three and six months ended June 30, 2023, respectively, within the local media segment and other related to certain other transactions between DSIH and SBG.

Employees

Jason Smith, an employee of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Jason Smith received total compensation of $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, consisting of salary and bonus, and was granted 37,566 shares of restricted stock, vesting over two years, and 500,000 stock appreciation rights, vesting over two years, during the six months ended June 30, 2024.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Ethan White received total compensation of $0.1 million and less than $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million for both the six months ended June 30, 2024 and 2023, consisting of salary and bonus, and was granted 1,503 and 1,252 shares of restricted stock, vesting over two years, during the six months ended June 30, 2024 and 2023, respectively.

Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended June 30, 2024 and 2023 and $0.1 million for both the six months ended June 30, 2024 and 2023, consisting of salary and bonus.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG's Board of Managers; Robert Smith, a member of SBG's Board of Managers; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended June 30, 2024 and 2023 and $0.4 million for both the six months ended June 30, 2024 and 2023, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended June 30, 2024 and 2023 and $0.4 million for both the six months ended June 30, 2024 and 2023, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

The following table sets forth the face value and fair value of SBG's financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2024		As of December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$28	N/A	$309

Level 2:
Interest rate swap (a)	N/A	$7	N/A	$1
STG (b):
5.500% Senior Notes due 2030	$485	$289	$485	$362
5.125% Senior Notes due 2027	$274	$244	$274	$248
4.125% Senior Secured Notes due 2030	$737	$491	$737	$521
Term Loan B-2, due September 30, 2026	$1,181	$1,099	$1,215	$1,124
Term Loan B-3, due April 1, 2028	$718	$499	$722	$595
Term Loan B-4, due April 21, 2029	$735	$489	$739	$602
Debt of variable interest entities (b)	$7	$7	$7	$7

N/A - Not applicable

(a)SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. The fair value of the interest rate swap was an asset as of June 30, 2024 and December 31, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(b)Amounts are carried in SBG's consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $41 million and $46 million as of June 30, 2024 and December 31, 2023, respectively.

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

Summary of Significant Events — financial events during the three months ended June 30, 2024 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair's and SBG's revenues and expenses for the three and six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources — a discussion of Sinclair's and SBG's primary sources of liquidity and an analysis of Sinclair's and SBG's cash flows from or used in operating activities, investing activities, and financing activities during the three and six months ended June 30, 2024.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In May 2024, Sinclair reached a comprehensive, multiyear distribution agreement with Cox Communications, Inc. for continued carriage of Tennis Channel and SBG’s owned local broadcast stations.

Corporate Social Responsibility
•To date in 2024, SBG's newsrooms have won a total of 176 journalism awards.
•In April 2024, WBFF FOX 45 and the David D. Smith Family Foundation donated $50 thousand and $100 thousand, respectively, to the Maryland Tough Baltimore Strong Key Bridge Fund.
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
•In June 2024, Sinclair partnered with Feeding America to coordinate Sinclair Cares: Summer Hunger Relief, an awareness and fundraising campaign to help provide meals to children and families across the U.S. in the summer.
•In July 2024, Sinclair awarded scholarships to 12 university students as a part of its annual Diversity Scholarship program.

NextGen Broadcast (ATSC 3.0)
•In April 2024, Sinclair announced the launch of its Broadspan datacasting platform to enable data distribution capability across all current Sinclair NextGen Broadcast (ATSC 3.0) markets where it serves as the host station and announced its first go to market partner, leading a content delivery network.
•In 2024, Sinclair, in coordination with other broadcasters, and led by BitPath, its joint venture with another broadcaster, has deployed NextGen TV, powered by ATSC 3.0, in the two markets below. This brings the total number of our markets in which NextGen TV has been deployed to 45:

Month	Market	Number of Stations	Company Stations
April 2024	Portland, ME	5	WGME (CBS), WPFO(a) (FOX)
June 2024	Myrtle Beach, SC	4	WPDE (ABC)

(a)The license and programming assets for this station are currently owned by a third party. SBG provides certain non-programming related sales, operational, and administrative services to this station pursuant to a service agreement, such as a JSA and SSA.

Financing, Capital Allocation, and Shareholder Returns
•In May 2024, Sinclair declared a quarterly dividend of $0.25 per share and in August 2024, Sinclair declared a quarterly dividend of $0.25 per share.

Other Events
•In January 2024, Sinclair announced that it had agreed to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023 and on March 1, 2024, the court approved the settlement. The settlement terms included Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair would provide transition services to DSG to allow DSG to become a self-standing entity going forward. An initial payment of $50 million was made in March 2024, which was funded by Ventures, and the remaining $445 million was paid in April 2024, of which $347 million was paid by STG and $98 million was paid by Ventures.
•In May 2024, Jason Smith was promoted to Executive Vice Chairman of the Company from his former position of Vice President, Chief of Staff.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. As of June 30, 2024, we had two reportable segments for accounting purposes, local media and tennis.

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

The operating results of our tennis segment are usually subject to cyclical fluctuations due to the number and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters' because of the number and significance of tournaments that are played during those periods.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Media revenues	$819	$761	$1,611	$1,527
Non-media revenues	10	7	16	14
Total revenues	829	768	1,627	1,541
Media programming and production expenses	425	413	833	811
Media selling, general and administrative expenses	194	190	390	381
Depreciation and amortization expenses	63	73	126	138
Amortization of program costs	18	19	37	41
Non-media expenses	13	9	25	21
Corporate general and administrative expenses	50	62	108	120
Loss on asset dispositions and other, net of impairment	2	5	2	11
Operating income (loss)	$64	$(3)	$106	$18
Net income (loss) attributable to Sinclair	$17	$(89)	$40	$96

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2024	2023		2024	2023
Revenue:
Distribution revenue	$384	$372	3%	$768	$753	2%
Core advertising revenue	285	287	(1)%	569	580	(2)%
Political advertising revenue	40	6	n/m	64	9	n/m
Other media revenues	41	34	21%	76	62	23%
Media revenues (a)	$750	$699	7%	$1,477	$1,404	5%

Operating Expenses:
Media programming and production expenses	382	369	4%	765	740	3%
Media selling, general and administrative expenses (b)	178	175	2%	361	350	3%
Depreciation and amortization expenses	58	67	(13)%	116	126	(8)%
Amortization of program costs	18	19	(5)%	37	41	(10)%
Corporate general and administrative expenses	29	46	(37)%	70	78	(10)%
Non-media expenses	2	3	(33)%	4	9	(56)%
Gain on asset dispositions and other, net of impairment	—	(2)	n/m	—	(3)	n/m
Operating income	$83	$22	n/m	$124	$63	97%
Interest expense including amortization of debt discount and deferred financing costs	$76	$76	—%	$152	$150	1%
Gain on extinguishment of debt	$—	$11	n/m	$1	$11	(91)%
Other income, net	$2	$21	(90)%	$33	$33	—%

n/m - not meaningful
(a)Includes $3 million and $5 million for the three and six months ended June 30, 2024, respectively, and $1 million and $2 million for the three and six months ended June 30, 2023, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $3 million and $5 million for the three and six months ended June 30, 2024, respectively, and $2 million and $3 million for the three and six months ended June 30, 2023, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents payments from Distributors for our broadcast signals, increased $12 million or 3% and $15 million or 2% for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. Contractual rate increases favorably impacted period-over-period distribution revenue by mid-teen percentages for both the three and six months ended June 30, 2024, respectively, which was offset by a decrease in subscribers by low double-digit percentages for both periods, respectively.

Core advertising revenue. Core advertising revenue decreased $2 million for the three months ended June 30, 2024, when compared to the same period in 2023. Core advertising revenue decreased $11 million for the six months ended June 30, 2024, when compared to the same period in 2023, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue increased $34 million and $55 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to 2024 being a presidential political year, compared to 2023 which was an off-year election cycle, and therefore only had a small number of political races and correspondingly less political advertising spend.

Other media revenues. Other media revenues increased $7 million and $14 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase related to providing

SINCLAIR, INC. RESULTS OF OPERATIONS
certain services under management services agreements.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Syndicated/Other programming	41%	40%	39%	38%
Local news	32%	32%	30%	30%
Network programming	17%	17%	17%	16%
Sports programming	6%	6%	10%	11%
Paid programming	4%	5%	4%	5%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels	2024	2023	2024	2023
ABC	40	31%	32%	29%	29%
FOX	55	21%	21%	21%	24%
CBS	30	19%	19%	21%	20%
NBC	25	14%	12%	13%	12%
CW	46	5%	5%	5%	5%
MNT	40	4%	4%	4%	4%
Other	402	6%	7%	7%	6%
Total	638
Expenses

Media programming and production expenses. Media programming and production expenses increased $13 million and $25 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in fees pursuant to network affiliation agreements as a result of increased contractual rates.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $3 million for the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to an increase in third-party fulfillment costs from our digital business as a result of increased digital revenues. Media selling, general and administrative expenses increased $11 million for the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to a $4 million increase in third-party fulfillment cost from our digital business as a result of increased digital revenues, a $2 million increase in national sale commissions, and a $1 million increase in trade related expenses.

Amortization of program costs. The amortization of program costs decreased $1 million and $4 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily related to reduced programming renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Non-media expenses. Non-media expenses decreased $1 million and $5 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily related to decreased expenses associated with our broadcast technology related initiatives.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense remained flat for the three months ended June 30, 2024, when compared to the same period in 2023. Interest expense increased $2 million for the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to increased interest expense related to our variable rate debt resulting from higher interest rates.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other income, net. During the six months ended June 30, 2024, we recognized a $26 million gain related to the sale of certain broadcast related assets and $8 million in interest income.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2024	2023		2024	2023
Revenue:
Distribution revenue	$51	$46	11%	$103	$91	13%
Core advertising revenue	14	14	—%	24	23	4%
Other media revenues	2	—	n/m	3	1	n/m
Media revenues	67	60	12%	130	115	13%

Operating Expenses:
Media programming and production expenses	43	40	8%	68	62	10%
Media selling, general and administrative expenses (a)	17	12	42%	29	22	32%
Depreciation and amortization expenses	6	5	20%	11	10	10%
Corporate general and administrative expenses	—	—	n/m	1	—	n/m
Operating income	$1	$3	(67)%	$21	$21	—%

n/m - not meaningful
(a)Includes $3 million and $5 million for the three and six months ended June 30, 2024, respectively, and $1 million and $2 million for the three and six months ended June 30, 2023, respectively, of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which is generated through fees received from Distributors for the right to distribute Tennis Channel, increased $5 million or 11% and $12 million or 13% for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. Contractual rate increases favorably impacted period-over-period distribution revenue by low double-digit percentages for both the three and six months ended June 30, 2024, respectively, and subscriber increases favorably impacted period-over-period distribution revenue by high-teen percentages for both periods, respectively, which was due to carriage agreements with new Distributors in the second quarter of 2023 and first quarter of 2024. This increase in subscribers was offset by a decrease in subscribers from existing Distributors of mid-teen percentages for both periods, respectively.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue remained flat for the three months ended June 30, 2024, when compared to the same period in 2023. Core advertising revenue increased $1 million for the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to an increase in the number of tournaments aired in the current period versus the prior period.

Expenses

Media programming and production expenses. Media programming and production expenses increased $3 million and $6 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in live production expenses related to an increase in the number of tournaments aired in the current periods versus the prior periods.

SINCLAIR, INC. RESULTS OF OPERATIONS
Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $5 million and $7 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in expenses related to certain services provided by the local media segment, which is eliminated in consolidation, and employee compensation cost.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Other

The following table sets forth our revenues and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2024	2023		2024	2023
Revenue:
Media revenues (a)	$9	$6	50%	$15	$15	—%
Non-media revenues (b)	$11	$8	38%	$20	$16	25%

Operating Expenses:
Media expenses (c)	$5	$11	(55)%	$10	$25	(60)%
Non-media expenses (d)	$12	$7	71%	$24	$13	85%
Operating loss	$—	$(12)	n/m	$(3)	$(24)	(88)%
Income (loss) from equity method investments	$78	$(1)	n/m	$93	$30	n/m

n/m - not meaningful
(a)Media revenues for the three and six months ended June 30, 2024 include $3 million and $5 million, respectively, and for the three and six months ended June 30, 2023 include $2 million and $3 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the three and six months ended June 30, 2024 and 2023 include $1 million and $4 million, respectively, and for the three and six months ended June 30, 2023 include $1 million and $2 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the three and six months ended June 30, 2023 include $1 million and $2 million, respectively, of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for the three and six months ended June 30, 2024 include $1 million and $3 million, respectively, and for the three and six months ended June 30, 2023 include $1 million and $2 million, respectively, of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenues increased $3 million for the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to an increase in advertising revenue related to our digital initiatives. Media revenues remained flat for the six months ended June 30, 2024, when compared to the same period in 2023. Non-media revenues increased $3 million and $4 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in broadcast equipment sales.

Expenses. Media expenses decreased $6 million and $15 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to the sale of our Stadium Network. Non-media expenses increased $5 million and $11 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in expenses related to our technical services business and an increase in expenses associated with higher broadcast equipment sales.

Income (loss) from equity method investments. During the three and six months ended June 30, 2024, we recognized gains of $78 million and $93 million, respectively, related to the sale of one of our investments, which is included in income (loss) from equity method investments in our consolidated statements of operations. During the six months ended June 30, 2023 we recognized a gain of $33 million on the sale of two of our real estate investments, which is included in income (loss) from equity method investments in our consolidated statements of operations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2024	2023		2024	2023
Corporate general and administrative expenses	$50	$62	(19)%	$108	$120	(10)%
Income tax (provision) benefit	$(5)	$20	n/m	$(1)	$224	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased $12 million for both the three and six months ended June 30, 2024, when compared to the same periods in 2023, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within Sinclair's Consolidated Financial Statements.

Income tax (provision) benefit. The effective tax rate for the three months ended June 30, 2024, was a provision of 19.0% as compared to a benefit of 18.9% during the same period in 2023. The change from benefit to provision is primarily due to a book loss in 2023 compared to book income in 2024.

The effective tax rate for the six months ended June 30, 2024, was a provision of 1.7% as compared to a benefit of 189.3% during the same period in 2023. The decrease in the effective tax rate for the six months ended June 30, 2024, as compared to the same period in 2023, is primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the DSG business because of the exit of the sole minority investor.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. As of June 30, 2024, SBG had one reportable segment for accounting purposes, local media.

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

Operating Data

The following table sets forth SBG's consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Media revenues	$750	$740	$1,477	$1,506
Non-media revenues	—	3	—	10
Total revenues	750	743	1,477	1,516
Media programming and production expenses	382	397	765	795
Media selling, general and administrative expenses	178	184	361	375
Depreciation and amortization expenses	58	70	116	135
Amortization of program costs	18	19	37	41
Non-media expenses	2	7	4	19
Corporate general and administrative expenses	35	58	76	116
Loss on asset dispositions and other, net of impairment	—	4	—	10
Operating income	$77	$4	$118	$25
Net income (loss) attributable to SBG	$2	$(101)	$7	$84

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.'s Results of Operations for a discussion of SBG's local media segment, which is the same as Sinclair's local media segment for all of the three and six months ended June 30, 2024 and 2023.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Other

The following table sets forth SBG's revenues and expenses for tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented, prior to the Reorganization (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenue:
Distribution revenue	$31	$76
Core advertising revenue	13	29
Other media revenues	—	3
Media revenues (a)	$44	$108
Non-media revenues (b)	$3	$11

Operating Expenses:
Media expenses (c)	$38	$84
Non-media expenses (d)	$4	$10
Loss on asset dispositions and other, net of impairment	$5	$12
Operating loss	$(4)	$—
Income from equity method investments	$—	$31

(a)Media revenues for the three and six months ended June 30, 2023 include $2 million and $3 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the six months ended June 30, 2023 include $1 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the six months ended June 30, 2023 include $1 million of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for both the three and six months ended June 30, 2023 include $1 million of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

The revenue and expense items noted above for the three and six months ended June 30, 2023 represent activity prior to the Reorganization which occurred June 1, 2023, thus there is no activity presented for periods subsequent to May 31, 2023. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents SBG's corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2024	2023		2024	2023
Corporate general and administrative expenses	$35	$58	(40)%	$76	$116	(34)%
Income tax benefit	$1	$26	(96)%	$10	$230	(96)%

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased by $23 million and $40 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within SBG's Consolidated Financial Statements.

Income tax benefit. The effective tax rate for the three months ended June 30, 2024, was a benefit of 38.5% as compared to a benefit of 21.5% during the same period in 2023. The increase in the effective tax rate for the three months ended June 30, 2024, as compared to the same period in 2023, is primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims.

The effective tax rate for the six months ended June 30, 2024, was a benefit of 1717.7% as compared to a benefit of 169.9% during the same period in 2023. The increase in the effective tax rate for the six months ended June 30, 2024, as compared to the same period in 2023, is primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims. The effective income tax rate for the three months ended June 30, 2023 was less than the statutory rate primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the DSG business because of the exit of the sole minority investor.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of June 30, 2024, Sinclair had net working capital of approximately $536 million, including $378 million in cash and cash equivalent balances, and $228 million of available borrowing capacity. Cash on hand, cash generated by Sinclair's operations, and borrowing capacity under the Bank Credit Agreement are used as Sinclair's primary sources of liquidity.

As of June 30, 2024, SBG had net working capital of approximately $158 million, including $52 million in cash and cash equivalent balances, and $228 million of available borrowing capacity. Cash on hand, cash generated by SBG's operations, and borrowing capacity under the Bank Credit Agreement are used as SBG's primary sources of liquidity.

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of June 30, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. As of June 30, 2024, the STG first lien leverage ratio was above 4.5x, which effectively reduces STG's borrowing capacity under the revolving credit facility from $650 million to $228 million. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2024.

During the six months ended June 30, 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million.

During the six months ended June 30, 2024, Sinclair and SBG entered into agreements which increased estimated contractual amounts owed for network programming rights by $1,573 million which have terms that extend into 2027. There were no other material changes to Sinclair's or SBG's contractual cash obligations as of June 30, 2024.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment's operations, and borrowing capacity under the Bank Credit Agreement will be sufficient to satisfy the local media segment's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from SBG, the tennis segment and other's operations will be sufficient to satisfy SBG's, the tennis segment and other's debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, and other geopolitical matters, natural disasters, and pandemics, and their resulting effect on the economy, Sinclair's and SBG's advertisers, and Sinclair's and SBG's Distributors and their subscribers, could affect Sinclair's and SBG's liquidity and first lien leverage ratio which could affect Sinclair's and SBG's ability to access the full borrowing capacity under the Bank Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

In January 2024, Sinclair announced that it had agreed to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023 and on March 1, 2024, the court approved the settlement. The settlement terms included Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair would provide transition services to DSG to allow DSG to become a self-standing entity going forward. An initial payment of $50 million was made in the first quarter of 2024 and the remaining $445 million was paid in the second quarter of 2024. Of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair's cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash flows (used in) from operating activities	$(306)	$80	$(310)	$142

Cash flows from investing activities:
Acquisition of property and equipment	$(23)	$(20)	$(44)	$(40)
Purchases of investments	(29)	(6)	(32)	(39)
Distributions and proceeds from investments	107	196	184	204
Other, net	1	3	2	4
Net cash flows from investing activities	$56	$173	$110	$129

Cash flows used in financing activities:
Repayments of notes payable, commercial bank financing, and finance leases	$(9)	$(29)	$(43)	$(38)
Dividends paid on Class A and Class B Common Stock	(17)	(16)	(33)	(34)
Repurchase of outstanding Class A Common Stock	—	(100)	—	(153)
Repurchase of redeemable subsidiary preferred equity	—	—	—	(190)
Distributions to noncontrolling interests, net	(3)	(4)	(5)	(8)
Other, net	2	1	(3)	(4)
Net cash flows used in financing activities	$(27)	$(148)	$(84)	$(427)

Operating Activities

Net cash flows used in Sinclair's operating activities increased during both the three and six months ended June 30, 2024, when compared to the same periods in 2023, primarily due to the payment of the DSG settlement, an increase in production and overhead costs, and a decrease in cash collections from Distributors, partially offset by an increase in cash collections related to political revenue.

Investing Activities

Net cash flows from Sinclair's investing activities decreased during the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to a decrease in distributions and proceeds from investments and an increase in purchases of investments.

Net cash flows from Sinclair's investing activities decreased during the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to a decrease in the distributions and proceeds from investments.

Financing Activities

Net cash flows used in Sinclair's financing activities decreased during the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to the repurchase of outstanding Common Stock in the prior period and a decrease in the repayment of debt in the current period.

Net cash flows used in Sinclair's financing activities decreased during the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to the repurchase of outstanding Common Stock and the redeemable subsidiary preferred equity in the prior period.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair declared a quarterly dividend of $0.25 per share in May 2024 and $0.25 per share in August 2024. Future dividends on Sinclair's shares of common stock, if any, will be at the discretion of Sinclair's Board of Directors and will depend on several factors including Sinclair's results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that Sinclair's Board of Directors may deem relevant.

Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG's cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash flows (used in) from operating activities	$(329)	$60	$(312)	$122

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(22)	$(21)	$(44)	$(41)
Purchases of investments	(2)	(4)	(2)	(37)
Distributions and proceeds from investments	—	196	26	204
Other, net	1	3	2	4
Net cash flows (used in) from investing activities	$(23)	$174	$(18)	$130

Cash flows from (used in) financing activities:
Repayments of notes payable, commercial bank financing, and finance leases	$(9)	$(28)	$(43)	$(37)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	—	—	(18)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	(100)	—	(153)
Repurchase of redeemable subsidiary preferred equity	—	—	—	(190)
Distributions to noncontrolling interests, net	(3)	(3)	(5)	(7)
Contributions from (distributions to) member, net	79	(360)	111	(360)
Other, net	—	2	—	(3)
Net cash flows from (used in) financing activities	$67	$(489)	$63	$(768)

Operating Activities

Net cash flows used in SBG's operating activities increased during both the three and six months ended June 30, 2024, when compared to the same periods in 2023, primarily due to the payment of the DSG settlement, an increase in production and overhead costs, and a decrease in cash collections from Distributors, partially offset by an increase in cash collections related to political revenue, as well as the impact of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Investing Activities

Net cash flows used in SBG's investing activities increased during the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to the $193 million A/R Facility principal payment received from DSPV in the prior period.

Net cash flows used in SBG's investing activities increased during the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to the $193 million A/R Facility principal payment received from DSPV in the prior period, offset by a decrease in the purchases of investments, as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Financing Activities

Net cash flows from SBG's financing activities increased during the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to a decrease in the repayment of debt and an increase in net contributions from member as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, in the current period and the repurchase of outstanding Old Sinclair Common Stock in the prior period.

Net cash flows from SBG's financing activities increased during the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to an increase in net contributions from member, as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, in the current period and the repurchase of outstanding Old Sinclair Common Stock, dividends paid on Old Sinclair Class A and Class B Common Stock, and the repurchase of the redeemable subsidiary preferred equity in the prior period.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair's and SBG's management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of June 30, 2024.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of June 30, 2024, each of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair's and SBG's disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair's or SBG's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

See Litigation, Claims, and Regulatory Matters under Note 5. Commitments and Contingencies within Sinclair's Consolidated Financial Statements for discussion related to certain pending lawsuits.

See Litigation, Claims, and Regulatory Matters under Note 5. Commitments and Contingencies within SBG's Consolidated Financial Statements for discussion related to certain pending lawsuits.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2024, none of Sinclair's or SBG's directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

On August 8, 2024, Sinclair and SBG entered into a Second Amended and Restated Employment Agreement with Christopher S. Ripley, our President and Chief Executive Officer (the “New Ripley Agreement”). The New Ripley Agreement supersedes the Amended and Restated Employment Agreement entered into by Mr. Ripley and Old Sinclair on August 23, 2017.

Under the terms of the New Ripley Agreement, Mr. Ripley is entitled to an annual base salary of $1,000,000 from the date of the New Ripley Agreement through December 31, 2025. Mr. Ripley is also entitled to receive (i) an annual discretionary cash bonus of up to $1,500,000 and $1,000,000 for calendar years 2024 and 2025, respectively, (ii) quarterly performance bonuses of up to $250,000 per quarter for calendar years 2024 and 2025, subject to achievement of Adjusted EBITDA targets determined by Sinclair’s Board of Directors and an annual performance bonus of up to $500,000 for calendar years 2024 and 2025, subject to achievement of exceeds Adjusted EBITDA targets determined by Sinclair’s Board of Directors (collectively, the “EBITDA Performance Bonuses”) and (iii) an annual group performance bonus of up to $1,600,000 for calendar year 2025 (the “Group Performance Bonus”), subject to achievement of criteria determined by the Compensation Committee of Sinclair’s Board of Directors (the “Compensation Committee”). Mr. Ripley is also eligible to receive certain long-term performance bonuses of $5,000,000 if the average of the closing sales prices of shares of Sinclair’s Class A common stock over a twenty-two (22) trading day period exceeds (i) $33 per share, (ii) $40 per share, and (iii) every $5 per share interval thereafter, in each case adjusted for certain events as described in the New Ripley Agreement, with the value of the adjustment reasonably determined by the Compensation Committee. Mr. Ripley also has the opportunity to participate in certain Sinclair investments. Any changes to Mr. Ripley’s base salary, cash bonus, or equity incentive opportunities for future calendar years shall be determined by the Compensation Committee.

Mr. Ripley is entitled to the following severance benefits, in addition to any earned but unpaid compensation and benefits as of the termination date: (i) in the case of his death or termination due to disability, prorated bonus amounts and a payout of unused vacation; and (ii) in the case of his termination without Cause or his resignation for Good Reason (each as defined in the New Ripley Agreement), or a termination for any reason (other than for Cause) either within twelve (12) months prior to or twelve (12) months following a Change in Control (as defined in the New Ripley Agreement), (x) a lump-sum cash payment in an amount equal to $3,500,000, (y) any Group Performance Bonus and EBITDA Performance Bonuses (prorated for the year of termination) for which the criteria is met in the same year as the termination date and (z) a payout of unused vacation. In addition, the vesting of Mr. Ripley’s equity awards will accelerate on certain termination events to the extent set forth in the award agreements governing his equity awards. As a condition to receipt of these benefits, on a termination of Mr. Ripley’s employment without Cause or for Good Reason or a termination of employment for any reason (other than for Cause) in connection with a Change in Control, Mr. Ripley is required to comply with his restrictive covenants described below and execute and not revoke a release of claims in our favor. The New Ripley Agreement also contains non-competition, non-solicitation, and confidentiality restrictions on Mr. Ripley.

The foregoing description of the New Ripley Agreement is not intended to be complete and is qualified in its entirety by reference to the New Ripley Agreement, a copy of which shall be filed as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

101†	The Company's Consolidated Financial Statements and related Notes for the quarter ended June 30, 2024 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2024.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)