Form 10-Q
period 2024-09-30
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2024-11-08
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 42,645,544 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

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
•multi-channel video programming distributors ("MVPD") and virtual MVPD's ("vMVPD," and together with MVPDs, "Distributors") subscriber churn due to the impact of technological changes, the proliferation of over-the-top ("OTT") direct-to-consumer platforms, the loss of key entertainment and sports programming previously exclusively available to subscribers, and economic conditions on consumers' desire to pay for subscription services;
•the business conditions of the Distributors we do business with and their ability to pay to broadcast our content on their distribution platforms;
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
•labor disputes and legislation and other union activity associated with film, acting, writing, music, and other guilds;
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
•the ability of Distributors to coordinate and determine local advertising rates as a consortium;
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
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television's ability to compete effectively (including regulations relating to joint sales agreements ("JSA"), shared services agreements ("SSA"), cross ownership rules, the national ownership cap, and the UHF discount), arbitrary enforcement by the FCC including indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
•the impact of FCC and Congressional efforts which may restrict a television station's retransmission consent negotiations;
•the impact of FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;
•the potential impact from changes in lowest unit rate applicability associated with political advertising spots;
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
•for Sinclair, our ability to execute on our investment and growth strategies related to our subsidiary, Sinclair Ventures, LLC ("Ventures"); and

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

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.
 SINCLAIR BROADCAST GROUP, LLC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$536	$662
Accounts receivable, net of allowance for doubtful accounts of $5 and $4, respectively	617	616
Income taxes receivable	7	8
Prepaid expenses and other current assets	195	189
Total current assets	1,355	1,475
Property and equipment, net	712	715
Operating lease assets	128	142
Goodwill	2,082	2,082
Indefinite-lived intangible assets	150	150
Customer relationships, net	318	369
Other definite-lived intangible assets, net	348	410
Other assets	692	742
Total assets (a)	$5,785	$6,085

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$479	$913
Current portion of notes payable, finance leases, and commercial bank financing	38	36
Current portion of operating lease liabilities	22	21
Current portion of program contracts payable	85	76
Other current liabilities	85	57
Total current liabilities	709	1,103
Notes payable, finance leases, and commercial bank financing, less current portion	4,093	4,139
Operating lease liabilities, less current portion	135	152
Program contracts payable, less current portion	16	14
Deferred tax liabilities	288	252
Other long-term liabilities	195	204
Total liabilities (a)	5,436	5,864
Commitments and contingencies (See Note 5)
Shareholders' equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 42,584,090 and 39,737,682 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	565	517
Accumulated deficit	(149)	(234)
Accumulated other comprehensive (loss) income	(2)	1
Total Sinclair shareholders' equity	415	285
Noncontrolling interests	(66)	(64)
Total equity	349	221
Total liabilities and equity	$5,785	$6,085

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of September 30, 2024 and December 31, 2023 include total assets of variable interest entities ("VIE") of $76 million and $85 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of both September 30, 2024 and December 31, 2023 include total liabilities of VIEs of $17 million for which the creditors of the VIEs have no recourse to us. See Note 8. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Media revenues	$908	$758	$2,519	$2,285
Non-media revenues	9	9	25	23
Total revenues	917	767	2,544	2,308

OPERATING EXPENSES:
Media programming and production expenses	414	400	1,247	1,211
Media selling, general and administrative expenses	201	176	591	557
Amortization of program costs	18	18	55	59
Non-media expenses	14	15	39	36
Depreciation of property and equipment	26	24	76	80
Corporate general and administrative expenses	41	45	149	165
Amortization of definite-lived intangible assets	37	42	113	124
Loss on deconsolidation of subsidiary	—	10	—	10
(Gain) loss on asset dispositions and other, net of impairment	(13)	—	(11)	11
Total operating expenses	738	730	2,259	2,253
Operating income	179	37	285	55

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(78)	(77)	(230)	(227)
Gain on extinguishment of debt	—	4	1	15
Income from equity method investments	—	—	92	30
Other income (expense), net	24	(21)	22	(48)
Total other expense, net	(54)	(94)	(115)	(230)
Income (loss) before income taxes	125	(57)	170	(175)
INCOME TAX (PROVISION) BENEFIT	(29)	12	(30)	236
NET INCOME (LOSS)	96	(45)	140	61
Net loss attributable to the redeemable noncontrolling interests	—	—	—	4
Net income attributable to the noncontrolling interests	(2)	(1)	(6)	(15)
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR	$94	$(46)	$134	$50

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$1.43	$(0.74)	$2.06	$0.75
Diluted earnings per share	$1.43	$(0.74)	$2.05	$0.75
Basic weighted average common shares outstanding (in thousands)	66,355	63,325	65,570	65,670
Diluted weighted average common and common equivalent shares outstanding (in thousands)	66,526	63,325	65,709	65,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$96	$(45)	$140	$61
Unrealized (loss) gain on interest rate swap, net of tax	(8)	2	(3)	8
Comprehensive income (loss)	88	(43)	137	69
Comprehensive loss attributable to the redeemable noncontrolling interests	—	—	—	4
Comprehensive income attributable to the noncontrolling interests	(2)	(1)	(6)	(15)
Comprehensive income (loss) attributable to Sinclair	$86	$(44)	$131	$58

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2023
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, June 30, 2023	39,274,843	$1	23,775,056	$—	$510	$184	$7	$(61)	$641
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(16)	—	—	(16)
Class A Common Stock issued pursuant to employee benefit plans	374,416	—	—	—	4	—	—	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	—	—	2	—	2
Net (loss) income	—	—	—	—	—	(46)	—	1	(45)
BALANCE, September 30, 2023	39,649,259	$1	23,775,056	$—	$514	$122	$9	$(62)	$584

	Nine Months Ended September 30, 2023
		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Class A and Class B Common Stock ($0.75 per share)	—	—	—	—	—	—	(50)	—	—	(50)
Repurchases of Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Class A Common Stock issued pursuant to employee benefit plans	—	2,586,402	—	—	—	43	—	—	—	43
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Redemption of redeemable subsidiary preferred equity, net	(190)	—	—	—	—	—	—	—	—	—
Net (loss) income	(4)	—	—	—	—	—	50	—	15	65
BALANCE, September 30, 2023	$—	39,649,259	$1	23,775,056	$—	$514	$122	$9	$(62)	$584

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2024
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, June 30, 2024	42,505,771	$1	23,775,056	$—	$560	$(227)	$6	$(65)	$275
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(16)	—	—	(16)
Class A Common Stock issued pursuant to employee benefit plans	78,319	—	—	—	5	—	—	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	94	—	2	96
BALANCE, September 30, 2024	42,584,090	$1	23,775,056	$—	$565	$(149)	$(2)	$(66)	$349

	Nine Months Ended September 30, 2024
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2023	39,737,682	$1	23,775,056	$—	$517	$(234)	$1	$(64)	$221
Dividends declared and paid on Class A and Class B Common Stock ($0.75 per share)	—	—	—	—	—	(49)	—	—	(49)
Class A Common Stock issued pursuant to employee benefit plans	2,846,408	—	—	—	48	—	—	—	48
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	134	—	6	140
BALANCE, September 30, 2024	42,584,090	$1	23,775,056	$—	$565	$(149)	$(2)	$(66)	$349

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$140	$61
Adjustments to reconcile net income to net cash flows (used in) from operating activities:
Amortization of definite-lived intangible and other assets	113	124
Depreciation of property and equipment	76	80
Amortization of program costs	55	59
Stock-based compensation	45	42
Deferred tax provision (benefit)	36	(237)
(Gain) loss on asset dispositions and other, net of impairment	(7)	11
Loss on deconsolidation of subsidiary	—	10
Income from equity method investments	(92)	(30)
Loss from investments	5	78
Distributions from investments	3	31
Gain on extinguishment of debt	(1)	(15)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(5)	11
Decrease (increase) in prepaid expenses and other current assets	10	(39)
(Decrease) increase in accounts payable and accrued and other current liabilities	(408)	22
Net change in net income taxes payable/receivable	(11)	(2)
Decrease in program contracts payable	(61)	(68)
Other, net	2	5
Net cash flows (used in) from operating activities	(100)	143

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(61)	(70)
Purchases of investments	(41)	(44)
Distributions and proceeds from investments	185	205
Other, net	3	6
Net cash flows from investing activities	86	97

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing, and finance leases	(52)	(76)
Repurchase of outstanding Class A Common Stock	—	(153)
Dividends paid on Class A and Class B Common Stock	(49)	(50)
Repurchase of redeemable subsidiary preferred equity	—	(190)
Distributions to noncontrolling interests, net	(8)	(10)
Other, net	(3)	(2)
Net cash flows used in financing activities	(112)	(481)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(126)	(241)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	662	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$536	$643

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

For the quarter ended September 30, 2024, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 638 channels as of September 30, 2024. For the purpose of this report, these 185 stations and 638 channels are referred to as "our" stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis' top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel Plus streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; and Tennis.com.

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

Effective at 12:00 am Eastern U.S. time on June 1, 2023 (the "Share Exchange Effective Time"), pursuant to the Share Exchange Agreement and Articles of Share Exchange filed with the Maryland State Department of Assessments and Taxation, the share exchange between Sinclair and Old Sinclair was completed (the "Share Exchange"). In the Share Exchange, (i) each share or fraction of a share of Old Sinclair's Class A common stock, par value $0.01 per share ("Old Sinclair Class A Common Shares"), outstanding immediately prior to the Share Exchange Effective Time was exchanged on a one-for-one basis for an equivalent share of Sinclair's Class A common stock, par value $0.01 per share ("Sinclair Class A Common Shares"), and (ii) each share or fraction of a share of Old Sinclair's Class B common stock, par value $0.01 per share ("Old Sinclair Class B Common Shares"), outstanding immediately prior to the Share Exchange Effective Time was exchanged on a one-for-one basis for an equivalent share of Sinclair's Class B common stock, par value $0.01 per share ("Sinclair Class B Common Shares").

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of equity and redeemable noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

In November 2024, the FASB issued guidance requiring disclosure of disaggregated information about certain income statement expense line items. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this guidance.

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

We have determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive (loss) income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in our consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in our consolidated statements of cash flows. See Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $4 million for both the nine months ended September 30, 2024 and 2023. Leased assets obtained in exchange for new finance lease liabilities were $17 million for the nine months ended September 30, 2024. Non-cash investing activities included property and equipment purchases of $5 million for both the nine months ended September 30, 2024 and 2023.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$383	$51	$—	$—	$434
Core advertising revenue	283	8	9	(5)	295
Political advertising revenue	138	—	—	—	138
Other media, non-media, and intercompany revenues	41	1	10	(2)	50
Total revenues	$845	$60	$19	$(7)	$917

For the nine months ended September 30, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,151	$154	$—	$—	$1,305
Core advertising revenue	852	32	24	(13)	895
Political advertising revenue	202	—	—	—	202
Other media, non-media, and intercompany revenues	117	4	30	(9)	142
Total revenues	$2,322	$190	$54	$(22)	$2,544

For the three months ended September 30, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$365	$49	$—	$—	$414
Core advertising revenue	281	9	6	(3)	293
Political advertising revenue	11	—	—	—	11
Other media, non-media, and intercompany revenues	40	1	11	(3)	49
Total revenues	$697	$59	$17	$(6)	$767

For the nine months ended September 30, 2023	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,118	$140	$—	$—	$1,258
Core advertising revenue	861	32	18	(9)	902
Political advertising revenue	20	—	—	—	20
Other media, non-media, and intercompany revenues	102	2	30	(6)	128
Total revenues	$2,101	$174	$48	$(15)	$2,308

Distribution Revenue. We have agreements with Distributors. We generate distribution revenue through fees received from these Distributors for the right to distribute our stations and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Core Advertising Revenue. We generate core advertising revenue primarily from the sale of non-political advertising spots/impressions within our broadcast television and digital platforms.

Political Advertising Revenue. We generate political advertising revenue primarily from the sale of political advertising spots/impressions within our broadcast television and digital platforms.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage based royalty.

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $189 million and $178 million as of September 30, 2024 and December 31, 2023, respectively, of which $109 million and $124 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized for the nine months ended September 30, 2024 and 2023, included in the deferred revenue balance as of December 31, 2023 and 2022, was $40 million and $44 million, respectively.

For the three months ended September 30, 2024, one customer accounted for 10% of our total revenues. For the nine months ended September 30, 2024, two customers accounted for 11% and 10%, respectively, of our total revenues. For the three months ended September 30, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. For the nine months ended September 30, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. As of September 30, 2024, three customers accounted for 11%, 10%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2024 and 2023 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three months ended September 30, 2024 was greater than the statutory rate primarily due to non-deductible expenses. Our effective income tax rate for the nine months ended September 30, 2024 was less than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years' pending income tax refund claims. Our effective income tax rate for the three months ended September 30, 2023 approximated the statutory rate. Our effective income tax rate for the nine months ended September 30, 2023 was greater than the statutory rate primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the Internal Revenue Code Section 163(j) ("IRC Section 163(j)") as a result of the change in the tax classification of the legal entity owning the DSG business from a partnership to disregarded entity because of the exit of the sole minority investor.

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

Subsequent Events

In November 2024, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on December 16, 2024 to holders of record at the close of business on December 2, 2024.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of September 30, 2024 and December 31, 2023 consisted of the following (in millions):

	As of September 30, 2024	As of December 31, 2023
Equity method investments	$82	$128
Other investments	349	387
Income tax receivable	143	131
Post-retirement plan assets	47	45
Other	71	51
Total other assets	$692	$742

Equity Method Investments

We have a portfolio of investments, including our investment in Diamond Sports Intermediate Holdings LLC ("DSIH"), and also a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. During the nine months ended September 30, 2024, we sold one of our other media investments which had a book value of $37 million as of December 31, 2023 for proceeds of $130 million and recognized a gain of $93 million. No investments were individually significant for the periods presented.

Diamond Sports Intermediate Holdings LLC. We account for our equity interest in DSIH under the equity method of accounting. For the three and nine months ended September 30, 2024 and 2023, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value ("NAV").

As of September 30, 2024 and December 31, 2023, we held $214 million and $162 million, respectively, in investments measured at fair value. As of September 30, 2024 and December 31, 2023, we held $104 million and $189 million, respectively, in investments measured at NAV. We recognized a fair value adjustment gain of $15 million and a loss of $28 million for the three and nine months ended September 30, 2024, respectively, and fair value adjustment losses of $26 million and $74 million for the three and nine months ended September 30, 2023, respectively, associated with these investments, which are reflected in other income (expense), net in our consolidated statements of operations. As of September 30, 2024 and December 31, 2023, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $61 million and $74 million, respectively.

Investments accounted for utilizing the measurement alternative were $31 million and $36 million as of September 30, 2024 and December 31, 2023, respectively. We recorded a $2 million impairment related to one investment for the nine months ended September 30, 2024 and a $6 million impairment related to one investment for the nine months ended September 30, 2023, which are reflected in other income (expense), net in our consolidated statements of operations.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of September 30, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. As of September 30, 2024, the STG first lien leverage ratio was below 4.5x. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2024.

During the nine months ended September 30, 2024, we repurchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million. The portions of the Term Loan B-2 purchased were canceled immediately following their acquisition. We recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the nine months ended September 30, 2024.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $3 million and $2 million as of September 30, 2024 and December 31, 2023, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $9 million and $5 million as of September 30, 2024 and December 31, 2023, respectively. See Note 9. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both September 30, 2024 and December 31, 2023, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both September 30, 2024 and December 31, 2023. We have also provided a guarantee that requires us to provide funding to Marquee regional sports network ("Marquee") if Marquee's free cash flow generated in the applicable year and its existing cash balance are insufficient to allow Marquee to make certain payments under certain of Marquee's agreements with affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. The funding obligation under the guarantee is subject to a maximum annual amount of $117 million with annual escalations of 4% for the next five years. We have determined that, as of September 30, 2024, it is not probable that we would have to perform under any of these guarantees. See Note 5. Commitments and Contingencies for additional information.

Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate swap was a liability of $3 million and an asset of $1 million, respectively, which are recorded in other current liabilities and other assets, respectively, in our consolidated balance sheets.

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

Dividends accrued for the nine months ended September 30, 2023 were $3 million and are reflected in net loss attributable to the redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued for the nine months ended September 30, 2023 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations' retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, and dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice ("DOJ") for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that enforcement remains pending. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as we consolidate these stations as VIEs.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children's television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of September 30, 2024, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC denied the Company's request for reduction of the fine (and similar requests filed by certain other licensees) and issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024 and the matter remains pending.

Other Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the DOJ. This consent decree resolves the DOJ's investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company's management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys' fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants' motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs' objections to the defendant's privilege claims. That privilege review is ongoing. On August 18, 2023, the defendants filed objections to the Special Master's First Report and Recommendations with the Court. The Court overruled the defendants' objections on January 31, 2024. The Special Master has not indicated when he expects to complete his privilege review. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs' claims against them. The Company and the other non-settling defendants continue to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

On July 19, 2023, as part of bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the "Diamond Litigation"), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG and certain officers of SBG and STG, as defendants.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In the complaint, plaintiffs challenged a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleged, among other things, that the management services agreement (the "MSA") entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally's Corporation ("Bally's") transaction in November 2020 through which Bally's acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint also alleged that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserted a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs sought, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined.

On March 1, 2024, the court approved a global settlement and release of all claims associated with the Diamond Litigation, which settlement included an amendment to the MSA. Sinclair entered into the settlement, without admitting any fault or wrongdoing. The settlement terms included, among other things, DSG's dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair's cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair would provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, we paid $50 million related to the settlement. The final settlement payment was made during the second quarter of 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures.

As described under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing we have provided a guarantee that requires us to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent us a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to us by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, we do not believe we are contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent us another letter claiming that our failure to timely pay the amounts subject to Marquee's funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. This dispute may result in litigation, and based on our expectation of Marquee's claims, we believe we have meritorious defenses and intend to vigorously defend against such claims.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (Numerator)
Net income (loss)	$96	$(45)	$140	$61
Net loss attributable to the redeemable noncontrolling interests	—	—	—	4
Net income attributable to the noncontrolling interests	(2)	(1)	(6)	(15)
Numerator for basic and diluted earnings per common share available to common shareholders	$94	$(46)	$134	$50

Shares (Denominator)
Basic weighted-average common shares outstanding	66,355	63,325	65,570	65,670
Dilutive effect of stock-settled appreciation rights and outstanding stock options	171	—	139	57
Diluted weighted-average common and common equivalent shares outstanding	66,526	63,325	65,709	65,727

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,120	5,120	6,328	4,137

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.              SEGMENT DATA:

We measure segment performance based on operating income (loss). For the quarter ended September 30, 2024, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis' top tournaments and original professional sport and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. As a result of the Reorganization, the local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the other Transferred Assets, which are included in other and corporate, are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,546	$271	$971	$(3)	$5,785

For the three months ended September 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$845	$60	$19	$(7)	(a)	$917
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	5	1	(1)		63
Amortization of program costs	18	—	—	—		18
Corporate general and administrative expenses	24	1	16	—		41
Gain on asset dispositions and other, net of impairment	(11)	—	(2)	—		(13)
Operating income (loss)	182	11	(14)	—		179
Interest expense including amortization of debt discount and deferred financing costs	78	—	—	—		78
Income (loss) from equity method investments	1	(1)	—	—		—

For the nine months ended September 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,322	$190	$54	$(22)	(a)	$2,544
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	174	16	2	(3)		189
Amortization of program costs	55	—	—	—		55
Corporate general and administrative expenses	94	2	53	—		149
Gain on asset dispositions and other, net of impairment	(11)	—	—	—		(11)
Operating income (loss)	306	32	(53)	—		285
Interest expense including amortization of debt discount and deferred financing costs	230	—	—	—		230
Income (loss) from equity method investments	1	(2)	93	—		92

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$697	$59	$17	$(6)	(a)	$767
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59	5	3	(1)		66
Amortization of program costs	18	—	—	—		18
Corporate general and administrative expenses	31	1	13	—		45
Loss on deconsolidation of subsidiary	—	—	10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(2)	—	2	—		—
Operating income (loss)	53	13	(29)	—		37
Interest expense including amortization of debt discount and deferred financing costs	77	—	—	—		77

For the nine months ended September 30, 2023	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,101	$174	$48	$(15)	(a)	$2,308
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	185	15	6	(2)		204
Amortization of program costs	59	—	—	—		59
Corporate general and administrative expenses	109	1	55	—		165
Loss on deconsolidation of subsidiary	—	—	10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(5)	—	16	—		11
Operating income (loss)	116	34	(95)	—		55
Interest expense including amortization of debt discount and deferred financing costs	227	—	—	—		227
Income from equity method investments	—	—	30	—		30

(a)Includes $4 million and $9 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Accounts receivable, net	$20	$23
Other current assets	4	3
Total current assets	24	26

Property and equipment, net	9	11
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	28	33
Total assets	$76	$85

LIABILITIES
Current liabilities:
Other current liabilities	$15	$14

Notes payable, finance leases and commercial bank financing, less current portion	5	6
Other long-term liabilities	3	3
Total liabilities	$23	$23

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $129 million as of September 30, 2024 and $130 million as of December 31, 2023, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2024, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $102 million and $192 million as of September 30, 2024 and December 31, 2023, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other income (expense), net, respectively, in our consolidated statements of operations. We recorded losses of $55 million and $77 million for the three and nine months ended September 30, 2024, respectively, and gains of $5 million and $43 million for the three and nine months ended September 30, 2023, respectively, related to these investments.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million and $5 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2023, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million for the nine months ended September 30, 2023.

Real Estate Sales. A real estate project we had an investment in was purchased by a controlling shareholder during the three months ended September 30, 2024. We recognized a gain of $4 million for both the three and nine months ended September 30, 2024 as a result of this transaction.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $68 million and $65 million as of September 30, 2024 and December 31, 2023, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2024 and December 31, 2023, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $3 million and $9 million for the three and nine months ended September 30, 2024, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2023, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $41 million and $109 million for the three and nine months ended September 30, 2024, respectively, and $33 million and $102 million for the three and nine months ended September 30, 2023, respectively, related to the Cunningham Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 3% on each anniversary and expires in November 2025.

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.2 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, under these agreements.

Leased Property by Real Estate Ventures

Prior to September 2024, certain of our real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $1 million for three and nine months ended September 30, 2024, respectively, and $0.3 million and $1 million for the three and nine months ended September 30, 2023, respectively.

Diamond Sports Intermediate Holdings LLC

We account for our equity interest in DSIH as an equity method investment.

Management Services Agreement. We have a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provide DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, the local media segment recorded $18 million and $48 million of revenue for the three and nine months ended September 30, 2024, respectively, and $14 million and $36 million of revenue for the three and nine months ended September 30, 2023, respectively.

Note receivable. We received payments totaling $203 million from DSPV for the nine months ended September 30, 2023, related to the note receivable associated with the A/R Facility. The A/R Facility was terminated on March 14, 2024.

We recorded revenue of $3 million and $11 million for the three and nine months ended September 30, 2024, respectively, and $4 million and $15 million for the three and nine months ended September 30, 2023, respectively, related to certain other transactions between DSIH and the Company.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company's Board of Directors. Jason Smith received total compensation of $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, consisting of salary and bonus, and was granted 37,566 shares of restricted stock, vesting over two years, and 500,000 stock appreciation rights, vesting over two years, for the nine months ended September 30, 2024.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company's Board of Directors. Ethan White received total compensation of $0.1 million for both the three months ended September 30, 2024 and 2023 and $0.2 million for both the nine months ended September 30, 2024 and 2023, consisting of salary and bonus, and was granted 1,503 and 1,252 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2024 and 2023, respectively.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended September 30, 2024 and 2023 and $0.1 million for both the nine months ended September 30, 2024 and 2023, consisting of salary and bonus.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company's Board of Directors; Robert Smith, a member of the Company's Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended September 30, 2024 and 2023 and $0.6 million for both the nine months ended September 30, 2024 and 2023, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended September 30, 2024 and 2023 and $0.6 million for both the nine months ended September 30, 2024 and 2023, consisting of salary and bonus.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2024		As of December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$20	N/A	$6
Money market funds	N/A	$381	N/A	$588
Deferred compensation assets	N/A	$47	N/A	$45
Deferred compensation liabilities	N/A	$46	N/A	$44

Level 2:
Investments in equity securities (a)	N/A	$136	N/A	$110
Interest rate swap (b)	N/A	$3	N/A	$1
STG (c):
5.500% Senior Notes due 2030	$485	$350	$485	$362
5.125% Senior Notes due 2027	$274	$238	$274	$248
4.125% Senior Secured Notes due 2030	$737	$574	$737	$521
Term Loan B-2, due September 30, 2026	$1,178	$1,116	$1,215	$1,124
Term Loan B-3, due April 1, 2028	$716	$530	$722	$595
Term Loan B-4, due April 21, 2029	$733	$543	$739	$602
Debt of variable interest entities (c)	$7	$7	$7	$7
Debt of non-media subsidiaries (c)	$—	$—	$15	$15

Level 3:
Investments in equity securities (d)	N/A	$58	N/A	$46

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. The fair value of the interest rate swap was a liability as of September 30, 2024 and an asset as of December 31, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $38 million and $46 million as of September 30, 2024 and December 31, 2023, respectively.
(d)Amounts primarily relate to warrants and options to acquire common equity in Bally's. We recorded fair value adjustment gains of $18 million and $10 million for the three and nine months ended September 30, 2024, respectively, and losses of $10 million and $27 million for the three and nine months ended September 30, 2023, respectively. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and nine months ended September 30, 2024 and 2023 (in millions):

Options and Warrants
Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Fair value at June 30, 2024	$42	Fair value at December 31, 2023	$46
Measurement adjustments	16	Measurement adjustments	12
Fair value at September 30, 2024	$58	Fair value at September 30, 2024	$58

Options and Warrants
Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Fair value at June 30, 2023	$58	Fair value at December 31, 2022	$75
Measurement adjustments	(10)	Measurement adjustments	(27)
Fair value at September 30, 2023	$48	Fair value at September 30, 2023	$48

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions) (Unaudited)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$202	$319
Accounts receivable, net of allowance for doubtful accounts of $4 as of both periods	560	568
Income taxes receivable	8	7
Prepaid expenses and other current assets	126	139
Total current assets	896	1,033
Property and equipment, net	700	692
Operating lease assets	128	142
Goodwill	2,016	2,016
Indefinite-lived intangible assets	123	123
Customer relationships, net	202	238
Other definite-lived intangible assets, net	347	409
Other assets	201	184
Total assets (a)	$4,613	$4,837

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$437	$851
Current portion of notes payable, finance leases, and commercial bank financing	38	36
Current portion of operating lease liabilities	22	21
Current portion of program contracts payable	85	76
Other current liabilities	76	50
Total current liabilities	658	1,034
Notes payable, finance leases, and commercial bank financing, less current portion	4,093	4,124
Operating lease liabilities, less current portion	135	152
Program contracts payable, less current portion	16	14
Deferred tax liabilities	306	283
Other long-term liabilities	148	158
Total liabilities (a)	5,356	5,765
Commitments and contingencies (See Note 5)
SBG member's deficit:
Accumulated deficit	(674)	(865)
Accumulated other comprehensive (loss) income	(2)	1
Total SBG member's deficit	(676)	(864)
Noncontrolling interests	(67)	(64)
Total deficit	(743)	(928)
Total liabilities and deficit	$4,613	$4,837

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     SBG's consolidated total assets as of September 30, 2024 and December 31, 2023 include total assets of variable interest entities ("VIE") of $76 million and $85 million, respectively, which can only be used to settle the obligations of the VIEs. SBG's consolidated total liabilities as of both September 30, 2024 and December 31, 2023 include total liabilities of VIEs of $17 million for which the creditors of the VIEs have no recourse to SBG. See Note 7. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Media revenues	$845	$697	$2,322	$2,203
Non-media revenues	—	—	—	10
Total revenues	845	697	2,322	2,213

OPERATING EXPENSES:
Media programming and production expenses	384	371	1,149	1,166
Media selling, general and administrative expenses	188	164	549	539
Amortization of program costs	18	18	55	59
Non-media expenses	2	3	6	22
Depreciation of property and equipment	25	25	76	80
Corporate general and administrative expenses	24	31	100	147
Amortization of definite-lived intangible assets	33	34	98	114
Loss on deconsolidation of subsidiary	—	10	—	10
(Gain) loss on asset dispositions and other, net of impairment	(11)	(3)	(11)	7
Total operating expenses	663	653	2,022	2,144
Operating income	182	44	300	69

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(78)	(77)	(230)	(227)
Gain on extinguishment of debt	—	4	1	15
Income from equity method investments	—	—	—	31
Other income (expense), net	3	2	36	(51)
Total other expense, net	(75)	(71)	(193)	(232)
Income (loss) before income taxes	107	(27)	107	(163)
INCOME TAX (PROVISION) BENEFIT	(25)	6	(15)	236
NET INCOME (LOSS)	82	(21)	92	73
Net loss attributable to the redeemable noncontrolling interests	—	—	—	4
Net income attributable to the noncontrolling interests	(2)	(1)	(5)	(15)
NET INCOME (LOSS) ATTRIBUTABLE TO SBG	$80	$(22)	$87	$62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$82	$(21)	$92	$73
Unrealized (loss) gain on interest rate swap, net of tax	(8)	2	(3)	8
Comprehensive income (loss)	74	(19)	89	81
Comprehensive loss attributable to the redeemable noncontrolling interests	—	—	—	4
Comprehensive income attributable to the noncontrolling interests	(2)	(1)	(5)	(15)
Comprehensive income (loss) attributable to SBG	$72	$(20)	$84	$70

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2023
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, June 30, 2023	$(418)	$7	$(61)	$(472)
Deemed dividend to parent	(20)	—	—	(20)
Distribution to parent	(52)	—	—	(52)
Distributions to noncontrolling interests	—	—	(3)	(3)
Other comprehensive income	—	2	—	2
Net (loss) income	(22)	—	1	(21)
BALANCE, September 30, 2023	$(512)	$9	$(63)	$(566)

	Nine Months Ended September 30, 2023
							SBG Member
	Redeemable Noncontrolling Interests	Old Class A Common Stock		Old Class B Common Stock		Old Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Old Sinclair Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	2,274,558	—	—	—	40	—	—	—	40
Old Sinclair Class A and Class B Common Stock converted to SBG member's equity	—	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	—	(511)	(626)	—	(1)	(1,138)
Distribution to parent	—	—	—	—	—	—	(52)	—	—	(52)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net (loss) income	(4)	—	—	—	—	—	62	—	15	77
BALANCE, September 30, 2023	$—	—	$—	—	$—	$—	$(512)	$9	$(63)	$(566)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIT AND NONCONTROLLING INTERESTS
(in millions) (Unaudited)

	Three Months Ended September 30, 2024
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Deficit

BALANCE, June 30, 2024	$(714)	$6	$(66)	$(774)
Distributions to member, net	(40)	—	—	(40)
Distributions to noncontrolling interests	—	—	(3)	(3)
Other comprehensive loss	—	(8)	—	(8)
Net income	80	—	2	82
BALANCE, September 30, 2024	$(674)	$(2)	$(67)	$(743)

	Nine Months Ended September 30, 2024
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2023	$(865)	$1	$(64)	$(928)
Contributions from member, net	104	—	—	104
Distributions to noncontrolling interests	—	—	(8)	(8)
Other comprehensive loss	—	(3)	—	(3)
Net income	87	—	5	92
BALANCE, September 30, 2024	$(674)	$(2)	$(67)	$(743)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$92	$73
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	98	114
Depreciation of property and equipment	76	80
Amortization of program costs	55	59
Equity-based compensation	42	34
Deferred tax benefit	24	(237)
(Gain) loss on asset dispositions and other, net of impairment	(7)	7
Loss on deconsolidation of subsidiary	—	10
Income from equity method investments	—	(31)
(Income) loss from investments	(25)	77
Distributions from investments	—	29
Gain on extinguishment of debt	(1)	(15)
Change in assets and liabilities, net of acquisitions and asset transfer to Ventures:
Decrease in accounts receivable	2	30
Decrease (increase) in prepaid expenses and other current assets	27	(10)
Net change in due to/from member	(2)	(12)
(Decrease) increase in accounts payable and accrued and other current liabilities	(394)	27
Net change in net income taxes payable/receivable	(13)	(2)
Decrease in program contracts payable	(61)	(68)
Other, net	1	7
Net cash flows (used in) from operating activities	(86)	172

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(61)	(71)
Purchases of investments	(4)	(37)
Distributions and proceeds from investments	44	204
Other, net	1	6
Net cash flows (used in) from investing activities	(20)	102

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments of notes payable, commercial bank financing, and finance leases	(51)	(76)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	(153)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	(18)
Repurchase of redeemable subsidiary preferred equity	—	(190)
Contributions from (distributions to) member, net	48	(429)
Distributions to noncontrolling interests, net	(8)	(10)
Other, net	—	(3)
Net cash flows used in financing activities	(11)	(879)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(117)	(605)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	319	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$202	$279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, LLC ("SBG"), a Maryland limited liability company and a wholly owned subsidiary of Sinclair, Inc. ("Sinclair"), is a diversified media company with national reach and a strong focus on providing high-quality content on SBG's local television stations and digital properties. The content, distributed through SBG's broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news and other original programming produced by SBG and SBG owned networks. Additionally, prior to the Reorganization (as defined below in Company Reorganization), SBG had interests in, owned, managed, and/or operated Tennis Channel, digital media companies, technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

For the quarter ended September 30, 2024, SBG had one reportable segment: local media. The local media segment consists primarily of SBG's 185 broadcast television stations in 86 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements ("LMA"), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements ("JSA") and shared services agreements ("SSA")). These stations broadcast 638 channels as of September 30, 2024. For the purpose of this report, these 185 stations and 638 channels are referred to as "SBG" stations and channels.

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

Interim Financial Statements

SBG's consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of equity and redeemable noncontrolling interests, consolidated statements of member's deficit and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"), SBG's consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in Sinclair's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. SBG's consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

In November 2024, the FASB issued guidance requiring disclosure of disaggregated information about certain income statement expense line items. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. SBG is currently evaluating the impact of this guidance.

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

SBG has determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive (loss) income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in SBG's consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in SBG's consolidated statements of cash flows. See Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $3 million and $4 million for the nine months ended September 30, 2024 and 2023, respectively. Leased assets obtained in exchange for new finance lease liabilities were $17 million for the nine months ended September 30, 2024. Non-cash investing activities included property and equipment purchases of $5 million for both the nine months ended September 30, 2024 and 2023.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents SBG's revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2024	Local Media
Distribution revenue	$383
Core advertising revenue	283
Political advertising revenue	138
Other media and intercompany revenues	41
Total revenues	$845

For the nine months ended September 30, 2024	Local Media
Distribution revenue	$1,151
Core advertising revenue	852
Political advertising revenue	202
Other media and intercompany revenues	117
Total revenues	$2,322

For the three months ended September 30, 2023	Local Media
Distribution revenue	$365
Core advertising revenue	281
Political advertising revenue	11
Other media, non-media, and intercompany revenues	40
Total revenues	$697

For the nine months ended September 30, 2023	Local Media	Other	Eliminations	Total
Distribution revenue	$1,118	$76	$—	$1,194
Core advertising revenue	861	29	(5)	885
Political advertising revenue	20	—	—	20
Other media, non-media, and intercompany revenues	102	14	(2)	114
Total revenues	$2,101	$119	$(7)	$2,213

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG's consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $179 million and $171 million as of September 30, 2024 and December 31, 2023, respectively, of which $109 million and $124 million, respectively, was reflected in other long-term liabilities in SBG's consolidated balance sheets. Deferred revenue recognized for the nine months ended September 30, 2024 and 2023, included in the deferred revenue balance as of December 31, 2023 and 2022, was $35 million and $39 million, respectively.

For the three months ended September 30, 2024, one customer accounted for 10% of SBG's total revenues. For the nine months ended September 30, 2024, two customers accounted for 11% and 10%, respectively, of SBG's total revenues. For the three months ended September 30, 2023, one customer accounted for 11% of SBG's total revenues. For the nine months ended September 30, 2023, two customers accounted for 11% and 10%, respectively, of SBG's total revenues. As of September 30, 2024, three customers accounted for 11%, 10%, and 10%, respectively, of SBG's accounts receivable, net. As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of SBG's accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Income Taxes

SBG's income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2024 and 2023 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG's ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG's underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of SBG's available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

SBG's effective income tax rate for the three months ended September 30, 2024 was greater than the statutory rate primarily due to non-deductible expenses. SBG's effective income tax rate for the nine months ended September 30, 2024 was less than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years' pending income tax refund claims. SBG's effective income tax rate for the three months ended September 30, 2023 was less than the statutory rate primarily due to non-deductible expenses offset by federal tax credits. SBG's effective income tax rate for the nine months ended September 30, 2023 was greater than the statutory rate primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the DSG business because of the exit of the sole minority investor.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of September 30, 2024 and December 31, 2023 consisted of the following (in millions):

	As of September 30, 2024	As of December 31, 2023
Equity method investments	$2	$1
Other investments	4	—
Income tax receivable	143	131
Other	52	52
Total other assets	$201	$184

Equity Method Investments

Prior to the Reorganization, SBG had a portfolio of investments, including a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. SBG has an investment in Diamond Sports Intermediate Holdings LLC ("DSIH").

Diamond Sports Intermediate Holdings LLC. SBG's equity interest in DSIH is accounted for under the equity method of accounting. For the three and nine months ended September 30, 2024 and 2023, SBG recorded no equity method loss related to the investment because the carrying value of the investment is zero and SBG is not obligated to fund losses incurred by DSIH.

Other Investments

SBG's investments, excluding equity method investments, were accounted for at fair value or, in situations where fair value is not readily determinable, SBG had the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments were measured at net asset value ("NAV").

All of the investments measured at fair value and NAV were transferred to Ventures as part of the Reorganization. SBG recognized a fair value adjustment loss of $73 million for the nine months ended September 30, 2023 associated with these investments, which is reflected in other income (expense), net in SBG's consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $4 million as of September 30, 2024. SBG recorded a $6 million impairment related to one investment for the nine months ended September 30, 2023, which is reflected in other income (expense), net in SBG's consolidated statements of operations.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Bank Credit Agreement and Notes

The bank credit agreement of Sinclair Television Group, Inc. ("STG"), a wholly-owned subsidiary of SBG (the "Bank Credit Agreement"), includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of September 30, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. As of September 30, 2024, the STG first lien leverage ratio was below 4.5x. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2024.

During the nine months ended September 30, 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million. The portions of the Term Loan B-2 purchased were canceled immediately following their acquisition. STG recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the nine months ended September 30, 2024.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG's consolidated balance sheets includes finance leases to affiliates of $3 million and $2 million as of September 30, 2024 and December 31, 2023, respectively. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG's consolidated balance sheets includes finances leases to affiliates of $9 million and $5 million as of September 30, 2024 and December 31, 2023, respectively. See Note. 8 Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both September 30, 2024 and December 31, 2023, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both September 30, 2024 and December 31, 2023. SBG has also provided a guarantee that requires SBG to provide funding to Marquee regional sports network ("Marquee") if Marquee's free cash flow generated in the applicable year and its existing cash balance are insufficient to allow Marquee to make certain payments under certain of Marquee's agreements with affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. The funding obligation under the guarantee is subject to a maximum annual amount of $117 million with annual escalations of 4% for the next five years. SBG has determined that, as of September 30, 2024, it is not probable that SBG would have to perform under any of these guarantees. See Note 5. Commitments and Contingencies for additional information.

Interest Rate Swap

SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate swap was a liability of $3 million and an asset of $1 million, respectively, which are recorded in other current liabilities and other assets, respectively, in SBG's consolidated balance sheets.

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

Distributions accrued for the nine months ended September 30, 2023 were $3 million which are reflected in net loss attributable to the redeemable noncontrolling interests in SBG's consolidated statements of operations. Distributions accrued for the nine months ended September 30, 2023 were paid-in-kind and added to the liquidation preference, which was partially offset by certain required cash tax distributions.

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

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations' retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice ("DOJ") for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that enforcement remains pending. The Company is not a party to this forfeiture order; however, SBG's consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as SBG consolidates these stations as VIEs.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs, for violation of the FCC's limitations on commercial matter in children's television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against SBG, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of September 30, 2024, SBG has accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC denied the Company's request for reduction of the fine (and similar requests filed by certain other licensees) and issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024 and the matter remains pending.

Other Matters

On November 6, 2018, the Company agreed to enter into a proposed consent decree with the DOJ. This consent decree resolves the DOJ's investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company's stations not to exchange pacing and certain other information with other stations in their local markets, which the Company's management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys' fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants' motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs' objections to the defendant's privilege claims. That privilege review is ongoing. On August 18, 2023, the defendants filed objections to the Special Master's First Report and Recommendations with the Court. The Court overruled the defendants' objections on January 31, 2024. The Special Master has not indicated when he expects to complete his privilege review. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs' claims against them. The Company and the other non-settling defendants continue to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

On July 19, 2023, as part of bankruptcy proceedings of DSG, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the "Diamond Litigation"), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG and certain officers of SBG and STG, as defendants.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In the complaint, plaintiffs challenged a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleged, among other things, that the management services agreement (the "MSA") entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally's Corporation ("Bally's") transaction in November 2020 through which Bally's acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint also alleged that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserted a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs sought, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined.

On March 1, 2024, the court approved a global settlement and release of all claims associated with the Diamond Litigation, which settlement included an amendment to the MSA. Sinclair entered into the settlement, without admitting any fault or wrongdoing. The settlement terms included, among other things, DSG's dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair's cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair would provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, SBG paid $50 million related to the settlement. The final settlement payment was made during the second quarter of 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures.

As described under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing, SBG has provided a guarantee that requires SBG to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent SBG a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to SBG by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, SBG does not believe it is contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent SBG another letter claiming that SBG's failure to timely pay the amounts subject to Marquee's funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. This dispute may result in litigation, and based on SBG's expectation of Marquee's claims, SBG believes that it has meritorious defenses and intends to vigorously defend against such claims.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

SBG measures segment performance based on operating income (loss). For the quarter ended September 30, 2024, SBG had one reportable segment: local media. The local media segment includes SBG's television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include SBG's costs to operate as the parent company of its subsidiaries. All of SBG's businesses are located within the United States. The businesses included in other were transferred to Ventures as part of the Reorganization discussed within Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2024	Local Media	Corporate	Consolidated
Assets	$4,547	$66	$4,613

For the three months ended September 30, 2024	Local Media	Corporate	Consolidated
Revenue	$845	$—	$845
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	—	58
Amortization of program costs	18	—	18
Corporate general and administrative expenses	24	—	24
Gain on asset dispositions and other, net of impairment	(11)	—	(11)
Operating income	182	—	182
Interest expense including amortization of debt discount and deferred financing costs	78	—	78

For the nine months ended September 30, 2024	Local Media	Corporate	Consolidated
Revenue	$2,322	$—	2,322
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	174	—	174
Amortization of program costs	55	—	55
Corporate general and administrative expenses	94	6	100
Gain on asset dispositions and other, net of impairment	(11)	—	(11)
Operating income (loss)	306	(6)	300
Interest expense including amortization of debt discount and deferred financing costs	230	—	230

For the three months ended September 30, 2023	Local Media	Corporate	Consolidated
Revenue	$697	$—	$697
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59	—	59
Amortization of program costs	18	—	18
Corporate general and administrative expenses	31	—	31
Loss on deconsolidation of subsidiary	—	10	10
Gain on asset dispositions and other, net of impairment	(2)	(1)	(3)
Operating income (loss)	53	(9)	44
Interest expense including amortization of debt discount and deferred financing costs	77	—	77

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2023	Local Media	Other & Corporate (a)	Eliminations		Consolidated
Revenue	$2,101	$119	$(7)	(b)	$2,213
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	185	10	(1)		194
Amortization of program costs	59	—	—		59
Corporate general and administrative expenses	109	38	—		147
Loss on deconsolidation of subsidiary	—	10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(5)	12	—		7
Operating income (loss)	116	(47)	—		69
Interest expense including amortization of debt discount and deferred financing costs	227	—	—		227
Income from equity method investments	—	31	—		31

(a)Represents the activity in tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) prior to the Reorganization on June 1, 2023 and the activity in corporate prior and subsequent to the Reorganization. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies.
(b)Includes $1 million for the nine months ended September 30, 2023 of revenue for services provided by local media to other, which is eliminated in consolidation.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG's consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Accounts receivable, net	$20	$23
Other current assets	4	3
Total current assets	24	26

Property and equipment, net	9	11
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	28	33
Total assets	$76	$85

LIABILITIES
Current liabilities:
Other current liabilities	$15	$14

Notes payable, finance leases and commercial bank financing, less current portion	5	6
Other long-term liabilities	3	3
Total liabilities	$23	$23

The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $129 million as of September 30, 2024 and $130 million as of December 31, 2023, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2024, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

Prior to the Reorganization, SBG had several investments in entities which are considered VIEs. However, SBG did not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow SBG to control the entity, and therefore, SBG was not considered the primary beneficiary of these VIEs. SBG's investments in these VIEs for which SBG was not the primary beneficiary were transferred to Ventures as part of the Reorganization. The income and loss related to equity method investments and other investments are recorded in income from equity method investments and other income (expense), net, respectively, in SBG's consolidated statements of operations. SBG recorded a gain of $37 million for the nine months ended September 30, 2023 related to these investments.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Leases. Certain assets used by SBG and SBG's operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $2 million and $5 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2023, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million for the nine months ended September 30, 2023.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station's annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $68 million and $65 million as of September 30, 2024 and December 31, 2023, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2024 and December 31, 2023, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2025, and has a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $3 million and $9 million for the three and nine months ended September 30, 2024, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2023, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between April 2025 and November 2029 and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG's consolidated statements of operations. SBG's consolidated revenues include $41 million and $109 million for the three and nine months ended September 30, 2024, respectively, and $33 million and $102 million for the three and nine months ended September 30, 2023, respectively, related to the Cunningham Stations.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SBG has an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid SBG an initial fee of $1 million and pays SBG $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, SBG has an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 3% on each anniversary and expires in November 2025.

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.2 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, under these agreements.

Leased Property by Real Estate Ventures

Certain of SBG's real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.7 million for the nine months ended September 30, 2023.

Sinclair, Inc.

Subsequent to the Reorganization, Sinclair is the sole member of SBG. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

SBG recorded revenue of $3 million and $8 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $3 million for the three and nine months ended September 30, 2023, respectively, within the local media segment related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $4 million and $9 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2023, respectively, within the local media segment related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made net cash distributions of $85 million and $13 million to Sinclair, and certain of its direct and indirect subsidiaries, for the three and nine months ended September 30, 2024, respectively. SBG made net cash distributions of $67 million and $427 million to Sinclair, and certain of its direct and indirect subsidiaries, for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $1 million, included within prepaid expenses and other current assets in SBG's consolidated balance sheets, and as of December 31, 2023, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $3 million, included within prepaid expenses and other current assets in SBG's consolidated balance sheets.

Diamond Sports Intermediate Holdings LLC

SBG's equity interest in DSIH is accounted for as an equity method investment.

Management Services Agreement. SBG has a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which SBG provides DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, SBG recorded $18 million and $48 million of revenue for the three and nine months ended September 30, 2024, respectively, and $14 million and $36 million of revenue for the three and nine months ended September 30, 2023, respectively.

Note receivable. SBG received payments of $203 million from DSPV for the nine months ended September 30, 2023 related to the note receivable associated with the A/R Facility. The loans under the A/R Facility were transferred to Ventures as part of the Reorganization. The A/R Facility was terminated on March 14, 2024.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SBG recorded revenue of $1 million and $3 million for the three and nine months ended September 30, 2024, respectively, and $1 million and $10 million for the three and nine months ended September 30, 2023, respectively, within the local media segment and other related to certain other transactions between DSIH and SBG.

Employees

Jason Smith, an employee of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Jason Smith received total compensation of $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, consisting of salary and bonus, and was granted 37,566 shares of restricted stock, vesting over two years, and 500,000 stock appreciation rights, vesting over two years, for the nine months ended September 30, 2024.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG's Board of Managers. Ethan White received total compensation of $0.1 million for both the three months ended September 30, 2024 and 2023 and $0.2 million for both the nine months ended September 30, 2024 and 2023, consisting of salary and bonus, and was granted 1,503 and 1,252 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2024 and 2023, respectively.

Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended September 30, 2024 and 2023 and $0.1 million for both the nine months ended September 30, 2024 and 2023, consisting of salary and bonus.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG's Board of Managers; Robert Smith, a member of SBG's Board of Managers; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended September 30, 2024 and 2023 and $0.6 million for both the nine months ended September 30, 2024 and 2023, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended September 30, 2024 and 2023 and $0.6 million for both the nine months ended September 30, 2024 and 2023, consisting of salary and bonus.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of SBG's financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2024		As of December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$116	N/A	$309

Level 2:
Interest rate swap (a)	N/A	$3	N/A	$1
STG (b):
5.500% Senior Notes due 2030	$485	$350	$485	$362
5.125% Senior Notes due 2027	$274	$238	$274	$248
4.125% Senior Secured Notes due 2030	$737	$574	$737	$521
Term Loan B-2, due September 30, 2026	$1,178	$1,116	$1,215	$1,124
Term Loan B-3, due April 1, 2028	$716	$530	$722	$595
Term Loan B-4, due April 21, 2029	$733	$543	$739	$602
Debt of variable interest entities (b)	$7	$7	$7	$7

N/A - Not applicable

(a)SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG's exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. The fair value of the interest rate swap was a liability as of September 30, 2024 and an asset as of December 31, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(b)Amounts are carried in SBG's consolidated balance sheets net of debt discount, premium, and deferred financing cost, which are excluded in the above table, of $38 million and $46 million as of September 30, 2024 and December 31, 2023, respectively.

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

Summary of Significant Events — financial events during the three months ended September 30, 2024 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair's and SBG's revenues and expenses for the three and nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources — a discussion of Sinclair's and SBG's primary sources of liquidity and an analysis of Sinclair's and SBG's cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2024.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In August and September 2024, Sinclair expanded its podcast division, launching a new slate of sports programming featuring top athletes, coaches, and experts including “The Triple Option,” hosted by Urban Meyer, Mark Ingram II, and Rob Stone and “Throwbacks” with Matt Leinart and Jerry Ferrara.
•In the third quarter 2024, Sinclair entered into a multi-year renewal with Altice USA for continued carriage of SBG's broadcast stations and Tennis Channel on Altice's Optimum and Suddenlink owned systems.
•In the third quarter 2024, Sinclair entered into a multi-year renewal with DIRECTV for continued carriage of SBG's broadcast stations and Tennis Channel across DIRECTV, DIRECTV Stream, and U-verse.
•In October 2024, SBG launched the Rip City Television Network, a network of SBG affiliates throughout the Pacific Northwest to serve as the new television home of Trail Blazers starting with the 2024-25 season.
•In October 2024, Sinclair announced the launch of a soccer-focused podcast, "Unfiltered Soccer with Landon and Tim," featuring former U.S. soccer stars Landon Donovan and Tim Howard.

Corporate Social Responsibility
•In July 2024, Sinclair awarded scholarships to 12 university students as a part of its annual Diversity Scholarship program.
•In October 2024, Sinclair ran Sinclair Cares: Hurricane Helene Relief, a fundraising partnership with the Salvation Army and The United Way to assist with humanitarian relief efforts on the ground in Western North Carolina, South Carolina, Georgia, Florida, Virginia, and Tennessee in the aftermath of Hurricanes Helene and Milton. Including Sinclair's corporate donation of $50,000, the campaign raised nearly $1.3 million in donations designated for delivering emergency aid, including food, water, shelter, and cleanup kits.
•To date in 2024, SBG's newsrooms have won a total of 196 journalism awards.

NextGen Broadcast (ATSC 3.0)
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

Financing, Capital Allocation, and Shareholder Returns
•In August 2024, Sinclair declared a quarterly dividend of $0.25 per share and in November 2024, Sinclair declared a quarterly dividend of $0.25 per share.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. As of September 30, 2024, we had two reportable segments for accounting purposes, local media and tennis.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Media revenues	$908	$758	$2,519	$2,285
Non-media revenues	9	9	25	23
Total revenues	917	767	2,544	2,308
Media programming and production expenses	414	400	1,247	1,211
Media selling, general and administrative expenses	201	176	591	557
Depreciation and amortization expenses	63	66	189	204
Amortization of program costs	18	18	55	59
Non-media expenses	14	15	39	36
Corporate general and administrative expenses	41	45	149	165
Loss on deconsolidation of subsidiary	—	10	—	10
(Gain) loss on asset dispositions and other, net of impairment	(13)	—	(11)	11
Operating income	$179	$37	$285	$55
Net income (loss) attributable to Sinclair	$94	$(46)	$134	$50

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2024	2023		2024	2023
Revenue:
Distribution revenue	$383	$365	5%	$1,151	$1,118	3%
Core advertising revenue	283	281	1%	852	861	(1)%
Political advertising revenue	138	11	n/m	202	20	n/m
Other media revenues	41	40	2%	117	102	15%
Media revenues (a)	$845	$697	21%	$2,322	$2,101	11%

Operating Expenses:
Media programming and production expenses	384	371	4%	1,149	1,111	3%
Media selling, general and administrative expenses (b)	188	164	15%	549	514	7%
Depreciation and amortization expenses	58	59	(2)%	174	185	(6)%
Amortization of program costs	18	18	—%	55	59	(7)%
Corporate general and administrative expenses	24	31	(23)%	94	109	(14)%
Non-media expenses	2	3	(33)%	6	12	(50)%
Gain on asset dispositions and other, net of impairment	(11)	(2)	n/m	(11)	(5)	n/m
Operating income	$182	$53	n/m	$306	$116	n/m
Interest expense including amortization of debt discount and deferred financing costs	$78	$77	1%	$230	$227	1%
Gain on extinguishment of debt	$—	$4	n/m	$1	$15	(93)%
Other income, net	$2	$6	(67)%	$35	$40	(13)%

n/m - not meaningful
(a)Includes $2 million and $7 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2023, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $4 million and $9 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, increased $18 million or 5% and $33 million or 3% for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. Contractual rate increases favorably impacted period-over-period distribution revenue by high-teen percentages for the three months ended September 30, 2024 and by mid-teen percentages for the nine months ended September 30, 2024. The increase in distribution revenue was offset by a decrease in subscribers by low double-digit percentages for both periods, respectively.

Core advertising revenue. Core advertising revenue increased $2 million and decreased $9 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue increased $127 million and $182 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to 2024 being a presidential political year, compared to 2023 which was an off-year election cycle, and therefore only had a small number of political races and correspondingly less political advertising spend.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other media revenues. Other media revenues increased $1 million and $15 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase related to providing certain services under management services agreements.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Syndicated/Other programming	35%	39%	38%	39%
Local news	31%	31%	31%	30%
Network programming	17%	15%	17%	16%
Sports programming	15%	10%	12%	11%
Paid programming	2%	5%	2%	4%

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels	2024	2023	2024	2023
ABC	40	28%	30%	25%	30%
FOX	55	22%	23%	22%	23%
CBS	30	20%	19%	20%	20%
NBC	25	16%	13%	20%	12%
CW	47	5%	5%	5%	5%
MNT	39	3%	4%	3%	4%
Other	402	6%	6%	5%	6%
Total	638
Expenses

Media programming and production expenses. Media programming and production expenses increased $13 million and $38 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in fees pursuant to network affiliation agreements as a result of increased contractual rates.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $24 million for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to a $7 million increase in third-party fulfillment costs from our digital business as a result of increased digital revenues, a $6 million increase in national sale commissions due to an increase in national advertising sales, a $5 million increase in employee compensation cost, and a $2 million increase in both information technology costs and credit card processing fees due to the increase in advertising revenue. Media selling, general and administrative expenses increased $35 million for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to an $11 million increase in third-party fulfillment costs from our digital business as a result of increased digital revenues, an $8 million increase in national sale commissions due to an increase in national advertising sales, a $6 million increase in employee compensation cost, a $3 million increase in credit card processing fees due to an increase in advertising revenue, and a $1 million increase in trade related expenses.

Amortization of program costs. The amortization of program costs remained flat for the three months ended September 30, 2024, when compared to the same period in 2023. The amortization of program costs decreased $4 million for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily related to reduced programming renewal costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

SINCLAIR, INC. RESULTS OF OPERATIONS
Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased $1 million and $3 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to increased interest expense related to our variable rate debt resulting from higher interest rates.

Other income, net. During the nine months ended September 30, 2024, we recognized a $26 million gain related to the sale of certain broadcast related assets and $9 million in interest income.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2024	2023		2024	2023
Revenue:
Distribution revenue	$51	$49	4%	$154	$140	10%
Core advertising revenue	8	9	(11)%	32	32	—%
Other media revenues	1	1	—%	4	2	n/m
Media revenues	60	59	2%	190	174	9%

Operating Expenses:
Media programming and production expenses	30	29	3%	98	91	8%
Media selling, general and administrative expenses (a)	13	11	18%	42	33	27%
Depreciation and amortization expenses	5	5	—%	16	15	7%
Corporate general and administrative expenses	1	1	—%	2	1	n/m
Operating income	$11	$13	(15)%	$32	$34	(6)%

n/m - not meaningful
(a)Includes $2 million and $7 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2023, respectively, of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which is generated through fees earned from Distributors for the right to distribute Tennis Channel, increased $2 million or 4% and $14 million or 10% for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. Contractual rate increases favorably impacted period-over-period distribution revenue by low double-digit percentages for both the three and nine months ended September 30, 2024. The increase in distribution revenue was offset by a decrease in subscribers by single-digit percentages for both periods, respectively.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue decreased $1 million for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to a shift in the 2024 tournament calendar compared to the 2023 tournament calendar. Core advertising revenue remained flat for the nine months ended September 30, 2024, when compared to the same period in 2023.

Expenses

Media programming and production expenses. Media programming and production expenses increased $1 million and $7 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in live production expenses related to an increase in the number of tournaments aired in the current periods versus the prior periods.

SINCLAIR, INC. RESULTS OF OPERATIONS
Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $2 million for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to an increase in employee compensation cost. Media selling, general and administrative expenses increased $9 million for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to an increase in expenses related to certain services provided by the local media segment, which is eliminated in consolidation, and employee compensation cost.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Other

The following table sets forth our revenues and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2024	2023		2024	2023
Revenue:
Media revenues (a)	$9	$6	50%	$24	$21	14%
Non-media revenues (b)	$10	$11	(9)%	$30	$27	11%

Operating Expenses:
Media expenses (c)	$6	$5	20%	$16	$30	(47)%
Non-media expenses (d)	$12	$13	(8)%	$36	$26	38%
Operating income (loss)	$1	$(7)	n/m	$(2)	$(31)	(94)%
Income from equity method investments	$—	$—	n/m	$93	$30	n/m

n/m - not meaningful
(a)Media revenues for the three and nine months ended September 30, 2024 include $4 million and $9 million, respectively, and for the three and nine months ended September 30, 2023 include $2 million and $5 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the three and nine months ended September 30, 2024 include $1 million and $5 million, respectively, and for the three and nine months ended September 30, 2023 include $2 million and $4 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the nine months ended September 30, 2023 include $2 million of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for the nine months ended September 30, 2024 include $3 million and for the three and nine months ended September 30, 2023 include $1 million and $2 million, respectively, of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenues increased $3 million for both the three and nine months ended September 30, 2024, when compared to the same periods in 2023, primarily due to an increase in advertising revenue related to our digital initiatives. Non-media revenues increased $3 million for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to an increase in broadcast equipment sales.

Expenses. Media expenses increased $1 million for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to an increase in selling, general and administrative expenses related to our digital initiatives. Media expenses decreased $14 million for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to the sale of Stadium Network. Non-media expenses increased $10 million for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to an increase in expenses related to our technical services business and an increase in expenses associated with higher broadcast equipment sales.

Income from equity method investments. During the nine months ended September 30, 2024, we recognized a gain of $93 million related to the sale of one of our investments, which is included in income from equity method investments in our consolidated statements of operations. During the nine months ended September 30, 2023, we recognized a gain of $33 million on the sale of two of our real estate investments, which is included in income from equity method investments in our consolidated statements of operations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2024	2023		2024	2023
Corporate general and administrative expenses	$41	$45	(9)%	$149	$165	(10)%
Income tax (provision) benefit	$(29)	$12	n/m	$(30)	$236	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased $4 million and $16 million for the three and nine months ended September 30, 2024, respectfully, when compared to the same periods in 2023, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within Sinclair's Consolidated Financial Statements, partially offset by an increase in employee compensation cost.

Income tax (provision) benefit. The effective tax rate for the three months ended September 30, 2024 was a provision of 23.0% as compared to a benefit of 20.7% during the same period in 2023. The change from benefit to provision is primarily due to a book loss in 2023 compared to book income in 2024.

The effective tax rate for the nine months ended September 30, 2024 was a provision of 17.4% as compared to a benefit of 134.3% during the same period in 2023. The decrease in the effective tax rate for the nine months ended September 30, 2024, as compared to the same period in 2023, is primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the DSG business because of the exit of the sole minority investor.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. As of September 30, 2024, SBG had one reportable segment for accounting purposes, local media.

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

Operating Data

The following table sets forth SBG's consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Media revenues	$845	$697	$2,322	$2,203
Non-media revenues	—	—	—	10
Total revenues	845	697	2,322	2,213
Media programming and production expenses	384	371	1,149	1,166
Media selling, general and administrative expenses	188	164	549	539
Depreciation and amortization expenses	58	59	174	194
Amortization of program costs	18	18	55	59
Non-media expenses	2	3	6	22
Corporate general and administrative expenses	24	31	100	147
Loss on deconsolidation of subsidiary	—	10	—	10
(Gain) loss on asset dispositions and other, net of impairment	(11)	(3)	(11)	7
Operating income	$182	$44	$300	$69
Net income (loss) attributable to SBG	$80	$(22)	$87	$62

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.'s Results of Operations for a discussion of SBG's local media segment, which is the same as Sinclair's local media segment for all of the three and nine months ended September 30, 2024 and 2023.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Other

The following table sets forth SBG's revenues and expenses for tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the period presented, prior to the Reorganization (in millions):

Nine Months Ended September 30,
2023
Revenue:
Distribution revenue	$76
Core advertising revenue	29
Other media revenues	3
Media revenues (a)	$108
Non-media revenues (b)	$11

Operating Expenses:
Media expenses (c)	$86
Non-media expenses (d)	$10
Loss on asset dispositions and other, net of impairment	$13
Income from equity method investments	$31

(a)Media revenues for the nine months ended September 30, 2023 include $3 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the nine months ended September 30, 2023 include $1 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the nine months ended September 30, 2023 include $1 million of intercompany expense primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for the nine months ended September 30, 2023 include $1 million of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

The revenue and expense items noted above for the nine months ended September 30, 2023 represent activity prior to the Reorganization which occurred June 1, 2023, thus there is no activity presented for periods subsequent to May 31, 2023. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Corporate and Unallocated Expenses

The following table presents SBG's corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2024	2023		2024	2023
Corporate general and administrative expenses	$24	$31	(23)%	$100	$147	(32)%
Income tax (provision) benefit	$(25)	$6	n/m	$(15)	$236	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased by $7 million and $47 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 5. Commitments and Contingencies within SBG's Consolidated Financial Statements.

Income tax (provision) benefit. The effective tax rate for the three months ended September 30, 2024 was a provision of 22.8% as compared to a benefit of 18.9% during the same period in 2023. The change from benefit to provision is primarily due to a book loss in 2023 compared to book income in 2024.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
The effective tax rate for the nine months ended September 30, 2024, was a provision of 13.6% as compared to a benefit of 144.6% during the same period in 2023. The decrease in the effective tax rate for the nine months ended September 30, 2024, as compared to the same period in 2023, is primarily due to a release of the 2023 valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j) as a result of the change in the tax classification of the legal entity owning the DSG business because of the exit of the sole minority investor.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of September 30, 2024, Sinclair had net working capital of approximately $646 million, including $536 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by Sinclair's operations, and borrowing capacity under the Bank Credit Agreement are used as Sinclair's primary sources of liquidity.

As of September 30, 2024, SBG had net working capital of approximately $238 million, including $202 million in cash and cash equivalent balances, and $650 million of available borrowing capacity. Cash on hand, cash generated by SBG's operations, and borrowing capacity under the Bank Credit Agreement are used as SBG's primary sources of liquidity.

The Bank Credit Agreement of STG, a wholly-owned subsidiary of SBG, includes a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which requires such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, is utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of September 30, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. As of September 30, 2024, the STG first lien leverage ratio was below 4.5x. The Bank Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2024.

During the nine months ended September 30, 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million.

During the nine months ended September 30, 2024, Sinclair and SBG entered into agreements which increased estimated contractual amounts owed for network programming rights by $1,592 million which have terms that extend into 2027. There were no other material changes to Sinclair's or SBG's contractual cash obligations as of September 30, 2024.

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

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair's cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash flows from (used in) operating activities	$210	$1	$(100)	$143

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(17)	$(30)	$(61)	$(70)
Purchases of investments	(9)	(5)	(41)	(44)
Distributions and proceeds from investments	1	1	185	205
Other, net	1	2	3	6
Net cash flows (used in) from investing activities	$(24)	$(32)	$86	$97

Cash flows used in financing activities:
Repayments of notes payable, commercial bank financing, and finance leases	$(9)	$(38)	$(52)	$(76)
Dividends paid on Class A and Class B Common Stock	(16)	(16)	(49)	(50)
Repurchase of outstanding Class A Common Stock	—	—	—	(153)
Repurchase of redeemable subsidiary preferred equity	—	—	—	(190)
Distributions to noncontrolling interests, net	(3)	(2)	(8)	(10)
Other, net	—	2	(3)	(2)
Net cash flows used in financing activities	$(28)	$(54)	$(112)	$(481)

Operating Activities

Net cash flows from Sinclair's operating activities increased for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to an increase in cash collections related to political revenue and Distributors, partially offset by an increase in production and overhead costs.

Net cash flows used in Sinclair's operating activities increased for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to the payment of the DSG settlement and an increase in production and overhead costs, partially offset by an increase in cash collections related to political revenue and Distributors.

Investing Activities

Net cash flows used in Sinclair's investing activities decreased for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to a decrease in the acquisition of property and equipment in the current period, partially offset by an increase in purchases of investments in the current period.

Net cash flows from Sinclair's investing activities decreased for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to a decrease in the distributions and proceeds from investments in the current period, partially offset by a decrease in the acquisition of property and equipment in the current period.

Financing Activities

Net cash flows used in Sinclair's financing activities decreased for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to a decrease in the repayment of debt in the current period.

Net cash flows used in Sinclair's financing activities decreased for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to the repurchase of outstanding Common Stock and the redeemable subsidiary preferred equity in the prior period and a decrease in the repayment of debt in the current period.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair declared a quarterly dividend of $0.25 per share in August 2024 and $0.25 per share in November 2024. Future dividends on Sinclair's shares of common stock, if any, will be at the discretion of Sinclair's Board of Directors and will depend on several factors including Sinclair's results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that Sinclair's Board of Directors may deem relevant.

Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG's cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash flows from (used in) operating activities	$226	$50	$(86)	$172

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(17)	$(30)	$(61)	$(71)
Purchases of investments	(2)	—	(4)	(37)
Distributions and proceeds from investments	18	—	44	204
Other, net	(1)	2	1	6
Net cash flows (used in) from investing activities	$(2)	$(28)	$(20)	$102

Cash flows used in financing activities:
Repayments of notes payable, commercial bank financing, and finance leases	$(8)	$(39)	$(51)	$(76)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	—	—	(18)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	—	—	(153)
Repurchase of redeemable subsidiary preferred equity	—	—	—	(190)
Distributions to noncontrolling interests, net	(3)	(3)	(8)	(10)
Contributions from (distributions to) member, net	(63)	(69)	48	(429)
Other, net	—	—	—	(3)
Net cash flows used in financing activities	$(74)	$(111)	$(11)	$(879)

Operating Activities

Net cash flows from SBG's operating activities increased for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to an increase in cash collections related to political revenue and Distributors, partially offset by an increase in production and overhead costs.

Net cash flows used in SBG's operating activities increased for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to the payment of the DSG settlement and an increase in production and overhead costs, partially offset by an increase in cash collections related to political revenue and Distributors, as well as the impact of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements.

Investing Activities

Net cash flows used in SBG's investing activities decreased for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to an increase in distributions and proceeds from investments and a decrease in the acquisition of property and equipment in the current period.

Net cash flows used in SBG's investing activities increased for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to the $193 million A/R Facility principal payment received from DSPV in the prior period, offset by a decrease in the purchases of investments in the current period, as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, and a decrease in the acquisition of property and equipment in the current period.

LIQUIDITY AND CAPITAL RESOURCES
Financing Activities

Net cash flows used in SBG's financing activities decreased for the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to a decrease in the repayment of debt in the current period.

Net cash flows used in SBG's financing activities decreased for the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to a decrease in the repayment of debt in the current period and an increase in net contributions from member in the current period, as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG's Consolidated Financial Statements, and the repurchase of outstanding Old Sinclair Common Stock, dividends paid on Old Sinclair Class A and Class B Common Stock, and the repurchase of the redeemable subsidiary preferred equity in the prior period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to the critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair's and SBG's management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of September 30, 2024.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of September 30, 2024, each of Sinclair's and SBG's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair's and SBG's disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair's or SBG's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2024, none of Sinclair's or SBG's directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1†	Second Amended and Restated Employment Agreement among Sinclair, Inc., Sinclair Broadcast Group, LLC, and Christopher S. Ripley dated August 8, 2024.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.4	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
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

101†	The Company's Consolidated Financial Statements and related Notes for the quarter ended September 30, 2024 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 2024.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)