Form 10-K
period 2024-12-31
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2025-02-26
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
At June 28, 2024, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $542 million based on the closing sales price of $13.33 on the NASDAQ stock market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

As of February 24, 2025, there were 42,694,274 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to Sinclair, Inc.’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10,11,12,13, and 14) of this Annual Report on Form 10-K.  We anticipate that Sinclair, Inc.’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

GENERAL

This combined report on Form 10-K is filed by both Sinclair, Inc. (“Sinclair”) and Sinclair Broadcast Group, LLC (“SBG”). Certain information contained in this document relating to SBG is filed by Sinclair and separately by SBG. SBG makes no representation as to information relating to Sinclair or its subsidiaries, except as it may relate to SBG and its subsidiaries. References in this report to “we,” “us,” “our,” the “Company” and similar terms refer to Sinclair and its consolidated subsidiaries, including SBG, unless context indicates otherwise. As described under Company Reorganization in Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements below, upon consummation of the Reorganization (as defined therein) on June 1, 2023, Sinclair became the successor issuer to Sinclair Broadcast Group, Inc. (“Old Sinclair”), which, immediately following the Reorganization was converted into a limited liability company. SBG files reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) solely to comply with Section 1018(a) of the indenture governing the 5.125% Senior Notes due 2027 of Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of SBG. References to SBG herein may also include its predecessor, Old Sinclair, as context indicates.

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and the U.S. Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, contingencies, our dividend policy, and other non-historical statements. When we use words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or similar expressions, we are making forward-looking statements. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including, but not limited to, those listed below in summary form and as more fully described under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings with the SEC. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

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
•If the rate of decline in the number of subscribers to multi-channel video programming distributors (“MVPD”) and virtual MVPDs (“vMVPD,” and together with MVPDs, “Distributors”) services increases or these subscribers shift to other services or bundles that do not include our stations or programming networks, there may be a material adverse effect on our revenues.
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
•Our acquisitions and investments could pose various risks and increase our financial leverage.
•We face intense, wide-ranging competition for viewers and advertisers.
•Our ability to adapt to competition from other broadcasters, other content providers and changes in consumer behavior and technology may adversely affect our business.

•We depend on the appeal of our programming, which may be unpredictable, and increased programming costs or the loss of key entertainment and sports programming previously exclusively available to Distributor subscribers may have a material negative effect on our business and on our results of operations.
•The business and financial conditions of our advertisers and Distributors with which we do business may adversely affect their ability to pay us, which may have a material negative effect on our business and on our results of operations.
•Theft of our intellectual property, including on digital platforms, may have a material negative effect on us and our results of operations, and we may become subject to infringement or other claims relating to our content or technology.
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
•We internally originate and purchase programming in advance based on expectations about future revenues. Actual revenues may be lower than our expectations. If this happens, it could have an adverse effect on our business, financial condition and results of operations.
•We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.
•We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of the Federal Communication Commission’s (“FCC”) indecency, children’s programming, sponsorship identification, closed captioning and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our FCC license renewal applications with the FCC.
•Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.
•The FCC’s multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.
•We have invested and will continue to invest in new technology initiatives which may not result in usable technology or intellectual property.
•We have limited experience in operating or investing in non-broadcast related businesses.
•Our operations and business have in the past been, and could in the future be, materially adversely impacted by a pandemic or other health emergency.
•Our response to corporate social responsibility considerations, and compliance with laws and regulations related thereto, may adversely impact our business.
•The effects of the economic environment could require us to record an asset impairment of goodwill, indefinite-lived and definite-lived intangible assets or our investments.
•We are subject to risks related to our use of Artificial Intelligence (AI), a new and emerging technology, which is in the early stages of commercial use.
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
•Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our financial results and cash flows, including increased interest expense.
•Commitments we have made to our lenders and noteholders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.
•A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt, and loss of assets securing our loans.
•Financial and economic conditions, including inflation, may have an adverse impact on our industry, business, and results of operations or financial condition.

PART I
ITEM 1.            BUSINESS

Sinclair, Inc. (“Sinclair”), a Maryland corporation formed in 2022, is the parent company of Sinclair Broadcast Group, LLC (“SBG”), a Maryland limited liability company, which formed from the conversion of Sinclair Broadcast Group, Inc. (“Old Sinclair”), a Maryland corporation founded in 1986, to a Maryland limited liability company in 2023. Refer to Company Reorganization in this Item 1. Sinclair is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations, digital platform, and, prior to the Deconsolidation (as defined below under Local Sports in this Item 1), regional sports networks (the “RSNs”). The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, sports and other original programming produced by us and our owned networks. Additionally, Sinclair owns digital media companies that are complementary to our extensive portfolio of television station related digital properties and has interests in, owns, manages, and/or operates technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

Sinclair and SBG’s principal executive offices are located at 10706 Beaver Dam Road, Hunt Valley, Maryland 21030, their telephone number is (410) 568-1500, and Sinclair’s website address is www.sbgi.net. The information contained on, or accessible through, Sinclair’s website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Company Reorganization

On April 3, 2023, Old Sinclair, entered into an Agreement of Share Exchange and Plan of Reorganization (the “Share Exchange Agreement”) with Sinclair, and Sinclair Holdings, LLC, a Maryland limited liability company (“Sinclair Holdings”). The purpose of the transactions contemplated by the Share Exchange Agreement was to effect a holding company reorganization in which Sinclair would become the publicly-traded parent company of Old Sinclair.

Effective at 12:00 am Eastern U.S. time on June 1, 2023 (the “Share Exchange Effective Time”), pursuant to the Share Exchange Agreement and Articles of Share Exchange filed with the Maryland State Department of Assessments and Taxation, the share exchange between Sinclair and Old Sinclair was completed (the “Share Exchange”). In the Share Exchange, (i) each share or fraction of a share of Old Sinclair’s Class A common stock, par value $0.01 per share (“Old Sinclair Class A Common Shares”), outstanding immediately prior to the Share Exchange Effective Time was exchanged on a one-for-one basis for an equivalent share of Sinclair’s Class A common stock, par value $0.01 per share (“Sinclair Class A Common Shares”), and (ii) each share or fraction of a share of Old Sinclair’s Class B common stock, par value $0.01 per share (“Old Sinclair Class B Common Shares”), outstanding immediately prior to the Share Exchange Effective Time was exchanged on a one-for-one basis for an equivalent share of Sinclair’s Class B common stock, par value $0.01 per share (“Sinclair Class B Common Shares”).

Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to SBG, a Maryland limited liability company. On the day following the Share Exchange Effective Time (June 2, 2023), Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the “Transferred Assets”) to Sinclair Ventures, LLC, a new indirect wholly-owned subsidiary of Sinclair (“Ventures”). We refer to the Share Exchange and the related steps described above collectively as the “Reorganization.” The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Compulse, a marketing technology and managed services company, and Tennis Channel and related assets. As a result of the Reorganization, the local media segment assets are owned and operated by SBG and the assets of the tennis segment and the remaining Transferred Assets are owned and operated by Ventures.

At the Share Exchange Effective Time, Sinclair’s articles of incorporation and bylaws were amended and restated to be the same in all material respects as the existing articles of incorporation and bylaws of Old Sinclair immediately prior to the Share Exchange. As a result, the Sinclair Class A Common Shares confer upon the holders thereof the same rights with respect to Old Sinclair that the holders of the Old Sinclair Class A Common Shares had with respect to Old Sinclair, and the Sinclair Class B Common Shares confer upon the holders thereof the same rights with respect to Sinclair that the holders of the Old Sinclair Class B Common Shares had with respect to Old Sinclair. Sinclair’s Board of Directors (the “Board”), including its committees, and senior management team immediately after the Share Exchange were the same as Old Sinclair’s immediately before the Share Exchange.

SEGMENTS

As of December 31, 2024, Sinclair had two reportable segments, local media and tennis, and SBG had one reportable segment, local media. Sinclair and SBG’s local media segment is comprised of our television stations, which are owned and/or operated by SBG’s wholly-owned subsidiary, Sinclair Television Group, Inc. (“STG”) and its direct and indirect subsidiaries, original networks and content. Sinclair’s tennis segment primarily consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows. Prior to the Deconsolidation, Sinclair and SBG had one additional reportable segment, local sports, which consisted of RSNs, which owned the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas. Sinclair also earns revenues from digital and internet services, technical services, and non-media investments, included within “other”. Other is not a reportable segment for either Sinclair or SBG, but is included for reconciliation purposes.

Local Media

As of December 31, 2024, Sinclair’s and SBG’s local media segment primarily consisted of our broadcast television stations, original networks, and content. We own, provide programming and operating services pursuant to local marketing agreements (“LMA”), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”) to 185 stations in 86 markets. These stations broadcast 641 channels, including 235 channels affiliated with primary networks or program service providers comprised of:  FOX (55), ABC (40), CBS (30), NBC (24), CW (47), and MyNetworkTV (“MNT”) (39). Solely for the purpose of this report, these 185 stations and 641 channels are referred to as “our” stations and channels, and the use of such term shall not be construed that we control such stations or channels. Refer to our Television Markets and Stations table later in this Item 1. for more information.

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

We are one of the nation’s largest producers of local news. We produce more than 2,400 hours of news per week at 114 stations in 72 markets. For the year ended December 31, 2024, our stations were awarded 232 journalism awards, including 22 regional and two national RTDNA Edward R. Murrow awards and 37 regional and one national Emmy awards.

We also own and operate various networks carried on distribution platforms owned by us or others, including: The Nest, our free over-the-air national broadcast TV network, comprised of home-improvement, true-crime, factual reality series, and celebrity driven family shows; Comet, our science fiction network; CHARGE!, our adventure and action-based network; and TBD, the first multiscreen TV network in the U.S. market to bring premium internet-first content to TV homes across America.

Our internally developed content, in addition to our local news, includes our original news program, The National News Desk (“TNND”), and Full Measure with Sharyl Attkisson (“Full Measure”), our national Sunday morning investigative and political analysis program.

In 2024, we launched our new podcast division, including podcasts: Unfiltered Soccer, with Landon Donovan and Tim Howard, featuring hot takes, analysis, unique insights, and classic stories to bring fans closer to the game; The Triple Option, hosted by Urban Meyer, Mark Ingram II, and Rob Stone, providing analysis, opinions, and unique insights on the biggest topics in college football, the NFL, leadership, and more; and Throwbacks, with Matt Leinart and Jerry Ferrara, featuring insight into sports, television, and relatable family adventures.

Our local media segment derives revenue primarily from the sale of advertising inventory on our television stations and fees received from Distributors, which includes distributors that distribute multiple television channels through the internet without supplying their own data transport infrastructure, as well as other over-the-top (“OTT”) distributors that deliver live and on-demand programming, for the right to distribute our channels on their distribution platforms. We also earn revenues by selling digital advertisements on third-party platforms, providing digital content to non-linear devices via websites, mobile, and social media advertisements, and providing digital marketing services. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our audiences. We attract most of our national television advertisers through national marketing representation firms. Our local television advertisers are primarily attracted through the use of a local sales force at each of our television stations.

Our local media operating results are subject to cyclical fluctuations from political advertising. Political spending has been significantly higher in the even-number years due to the cyclicality of political elections. In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election. Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to the odd numbered years’ performance. Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed on a national level as well as those within the local communities we serve. We believe political advertising will continue to be an important advertising category in our industry. Political advertising levels may increase further as political-activism, around social, political, economic, and environmental causes continue to draw attention and Political Action Committees (“PACs”), including so-called Super PACs, continue to increase spending.

Television Markets and Stations. As of December 31, 2024, our local media segment owns and operates or provides programming and/or sales and other shared services to television stations in the following 86 markets:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, D.C.	8	6	WJLA, WDCO-CD, WIAV-CD	ABC
Seattle / Tacoma, WA	13	6	KOMO, KUNS	ABC, CW
Minneapolis / St. Paul, MN	16	6	WUCW	CW
Raleigh / Durham, NC	22	6	WLFL, WRDC	CW, MNT
Portland, OR	23	7	KATU, KUNP	ABC, IND
St. Louis, MO	24	4	KDNL	ABC
Nashville, TN	26	10	WZTV, WUXP, WNAB(d)	FOX, MNT, CW
Pittsburgh, PA	27	7	WPGH, WPNT	FOX, CW, MNT
Salt Lake City, UT	28	10	KUTV, KMYU, KJZZ, KENV(d)	CBS, MNT
Baltimore, MD	29	8	WBFF, WNUV(c), WUTB(d)	FOX, CW, MNT
San Antonio, TX	31	10	KABB, WOAI, KMYS(d)	FOX, NBC, CW
Austin, TX	34	2	KEYE	CBS
Columbus, OH	35	9	WSYX, WWHO(d), WTTE(c)	ABC, CW, MNT, FOX
Asheville, NC / Greenville, SC	36	8	WLOS, WMYA(c)	ABC, MNT
Cincinnati, OH	37	8	WKRC, WSTR(d)	CBS, MNT, CW
Milwaukee, WI	38	5	WVTV	CW, MNT
West Palm Beach / Ft Pierce, FL	39	15	WPEC, WTVX, WTCN-CD, WWHB-CD	CBS, CW, MNT
Las Vegas, NV	40	9	KSNV, KVCW	NBC, CW, MNT
Harrisburg / Lancaster / Lebanon / York, PA	42	4	WHP	CBS, MNT, CW
Grand Rapids / Kalamazoo / Battle Creek, MI	43	4	WWMT	CBS, IND
Norfolk, VA	44	4	WTVZ	MNT
Birmingham / Tuscaloosa, AL	45	15	WBMA-LD, WTTO, WDBB(c), WABM	ABC, CW, MNT
Greensboro / High Point / Winston-Salem, NC	46	7	WXLV, WMYV	ABC, MNT
Oklahoma City, OK	47	7	KOKH, KOCB	FOX, IND
Providence, RI / New Bedford, MA	52	4	WJAR	NBC
Buffalo, NY	54	6	WUTV, WNYO	FOX, MNT
Fresno / Visalia, CA	55	11	KMPH, KMPH-CD, KFRE	FOX, CW
Richmond, VA	56	5	WRLH	FOX, MNT
Mobile, AL / Pensacola, FL	57	12	WEAR, WPMI(d), WFGX, WJTC(d)	ABC, NBC, MNT, IND
Little Rock / Pine Bluff, AR	58	5	KATV	ABC
Wilkes-Barre / Scranton, PA	59	11	WOLF(c), WSWB(d), WQMY(c)	FOX, CW, MNT
Tulsa, OK	61	5	KTUL	ABC
Albany, NY	62	6	WRGB, WCWN	CBS, CW
Dayton, OH	64	8	WKEF, WRGT(d)	ABC, FOX, MNT
Spokane, WA	66	4	KLEW	CBS
Des Moines, IA	67	4	KDSM	FOX
Green Bay / Appleton, WI	68	8	WLUK, WCWF	FOX, CW
Roanoke / Lynchburg, VA	70	4	WSET	ABC
Wichita, KS	71	19	KSAS, KOCW, KAAS, KAAS-LD, KSAS-LD, KMTW(c)	FOX, MNT
Flint / Saginaw / Bay City, MI	72	10	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Omaha, NE	73	7	KPTM, KXVO(c)	FOX , MNT, CW
Columbia, SC	76	4	WACH	FOX
Madison, WI	77	4	WMSN	FOX
Portland, ME	78	7	WPFO(d), WGME	FOX, CBS
Rochester, NY	79	7	WHAM(d), WUHF	ABC, FOX, CW
Toledo, OH	81	4	WNWO	NBC
Charleston / Huntington, WV	82	8	WCHS, WVAH(d)	ABC, FOX

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Savannah, GA	84	5	WTGS	FOX
Charleston, SC	85	3	WCIV	MNT, ABC
Chattanooga, TN	86	7	WTVC, WFLI(d)	ABC, CW, FOX, MNT
Syracuse, NY	88	6	WTVH(d), WSTM	CBS, NBC, CW
El Paso, TX	89	8	KFOX, KDBC	FOX, CBS, MNT
Champaign / Springfield / Decatur, IL	92	18	WICS, WICD, WRSP(d), WCCU(d), WBUI(d)	ABC, FOX, CW
Cedar Rapids, IA	94	8	KGAN, KFXA(d)	CBS, FOX
Myrtle Beach / Florence, SC	97	8	WPDE, WWMB(c)	ABC, CW
Boise, ID	98	8	KBOI, KYUU-LD	CBS, CW
South Bend-Elkhart, IN	100	3	WSBT	CBS, FOX
Tri-Cities, TN-VA	101	8	WEMT(d), WCYB	FOX, NBC, CW
Greenville / New Bern / Washington, NC	102	8	WCTI, WYDO(d)	ABC, FOX
Reno, NV	103	10	KRXI, KRNV(d), KNSN(c)	FOX, NBC, MNT
Tallahassee, FL	105	8	WTWC, WTLF(d)	NBC, CW, FOX
Lincoln and Hastings-Kearney, NE	107	9	KHGI, KWNB, KWNB-LD, KHGI-CD, KFXL	ABC, FOX
Johnstown / Altoona, PA	112	4	WJAC	NBC, CW
Yakima / Pasco / Richland / Kennewick, WA	114	18	KIMA, KEPR, KUNW-CD, KVVK-CD, KORX-CD	CBS, CW
Traverse City / Cadillac, MI	116	12	WGTU(d), WGTQ(d), WPBN, WTOM	ABC, NBC
Macon, GA	119	3	WGXA	FOX, ABC
Eugene, OR	120	18	KVAL, KCBY, KPIC(e), KMTR(d), KMCB(d), KTCW(d)	CBS, NBC, CW
Peoria / Bloomington, IL	122	4	WHOI	TBD
Bakersfield, CA	125	8	KBFX-CD, KBAK	FOX, CBS
Corpus Christi, TX	130	4	KSCC	FOX, CW
Amarillo, TX	132	10	KVII, KVIH	ABC, CW
Columbia / Jefferson City, MO	135	4	KRCG	CBS
Chico-Redding, CA	136	18	KRCR, KCVU(d), KRVU-LD, KKTF-LD, KUCO-LD	ABC, FOX, MNT
Medford / Klamath Falls, OR	139	5	KTVL	CBS, CW
Beaumont / Port Arthur / Orange, TX	143	8	KFDM, KBTV(d)	CBS, CW, FOX
Sioux City, IA	149	14	KPTH, KPTP-LD, KBVK-LP, KMEG(d)	FOX, MNT, CBS
Albany, GA	152	4	WFXL	FOX
Gainesville, FL	157	8	WGFL(c), WNBW(c), WYME-CD(c)	CBS, NBC, MNT
Missoula, MT	161	8	KECI, KCFW	NBC
Wheeling, WV / Steubenville, OH	163	3	WTOV	NBC, FOX
Abilene / Sweetwater, TX	166	4	KTXS, KTES-LD	ABC, CW
Quincy, IL / Hannibal, MO / Keokuk, IA	175	4	KHQA	CBS, ABC
Butte-Bozeman, MT	185	8	KTVM, KDBZ-CD	NBC
Eureka, CA	196	10	KAEF, KBVU(d), KECA-LD, KEUV-LP	ABC, FOX, CW, MNT
San Angelo, TX	197	2	KTXE-LD	ABC, CW
Ottumwa, IA / Kirksville, MO	200	3	KTVO	ABC, CBS
Total Television Channels		641

(a)Rankings are based on the relative size of a station’s Designated Market Area (“DMA”) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (“Nielsen”) as of September 2024.

(b)We broadcast programming from the following providers on our channels and the channels of our JSA/LMA partners:

Affiliation	Number of Channels	Number of Markets	Expiration Dates
ABC	40	30	August 31, 2026
FOX	55	41	December 31, 2026
CBS	30	24	October 31, 2026
NBC	24	17	December 31, 2027
CW	47	38	August 31, 2026
MNT	39	30	August 31, 2025
Total Major Network Affiliates	235

Affiliation	Number of Channels	Number of Markets	Expiration Dates
Antenna TV	23	21	December 31, 2028
CHARGE!	85	75	(1)
Comet	92	75	(1)
Dabl	30	29	July 31, 2025
The Nest	47	42	(1)
TBD	84	71	(1)
Univision	7	3	December 31, 2025
Other	38		Various
Total Other Affiliates	406
Total Television Channels	641

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

Tennis

As of December 31, 2024, Sinclair’s tennis segment consisted of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; T2 FAST, a 24-hours a day free ad-supported streaming television channel; Tennis.com; and FAST Channel Pickleballtv (PBTV), a partnership with the Carvana Professional Pickleball Association.

Sinclair’s tennis segment derives revenue primarily from fees received from Distributors, including virtual MVPDs, as well as other OTT distributors that deliver live and on-demand programming, for the right to distribute Tennis Channel on their distribution platforms, and advertising revenue generated by sales of commercial time within Tennis Channel programming.

Sinclair’s tennis segment operating results are usually subject to cyclical fluctuations due to the amount and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters’ because of the amount and significance of tournaments that are played during those periods.

Local Sports

Deconsolidation of Diamond Sports Intermediate Holdings LLC. On March 1, 2022, SBG’s subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively “DSIH”) completed a series of transactions (the “DSIH Transaction”). As part of the DSIH Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company's loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the “Deconsolidation”). The consolidated statement of operations for the year ended December 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH were no longer included within our consolidated balance sheets. Prior to the Deconsolidation, the local sports segment consisted of RSNs, which owned the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas. Any discussions related to results, operations, and accounting policies associated with DSIH refer to the periods prior to the Deconsolidation.

OTHER

Digital and Internet

Sinclair owns Compulse, a marketing technology and managed services company, which earns revenues by licensing the platform to other local media companies and agencies, as well as executing their digital media initiatives across search, social, programmatic, email, and more.

Technical Services

Sinclair owns subsidiaries which are dedicated to providing technical services to the broadcast industry, including: Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna, and ONE Media 3.0, whose purpose is to develop business opportunities, products, and services associated with the NextGen TV (also known as ASTC 3.0) broadcast transmission standard and TV platform, and to develop wireless, cloud infrastructure, and artificial intelligence technologies. Sinclair has also partnered with several other companies in the design and deployment of NextGen TV services including: Tejas Networks, to develop NextGen TV technologies to be used in consumer devices, and EdgeBeam Wireless, a joint venture with three other broadcast companies to provide services to third parties utilizing NextGen TV including, wireless data services to a wide range of businesses and industries across the country. NextGen TV is further discussed under Operating Strategy - Development of Next Generation Wireless Platform below.

Non-Media Investments

Primarily through Ventures, Sinclair owns various non-media related investments across multiple asset classes including real estate, venture capital, private equity, and direct investments in technology driven companies, including wireless communication and semiconductor solutions, next-gen communication solutions, advertising intelligence and data security. Sinclair’s investments in real estate primarily consist of apartment complexes and development projects. Sinclair’s investments in venture capital and private equity funds include capital for companies involved in a variety of businesses, including advertising, marketing, media technology, sports betting, e-sports, sports technology, pickleball, beverages and community services.

CUSTOMERS

In 2024, Sinclair’s local media and tennis segments had two customers that individually accounted for 10% of Sinclair’s consolidated revenue. Any disruption in our relationship with these customers could have a material adverse effect on Sinclair’s local media and tennis segments and Sinclair’s results of operations.

In 2024, SBG’s local media segment had one customer that individually accounted for 10% of SBG’s consolidated revenue. Any disruption in SBG’s relationship with this customer could have a material adverse effect on SBG’s local media segment and SBG’s results of operations.

OPERATING STRATEGY

Programming to Attract Viewership. We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers by entering into network affiliation agreements that provide us the right to broadcast general entertainment network programming, national news, and sports programming.

Our stations seek to broadcast live, local, and national sporting events that would appeal to a large segment of the local community. Moreover, our stations produce local news at 114 stations in 72 markets. Our stations also seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.

Television advertising prices are based on ratings information measured and distributed by Nielsen and Comscore. Ratings methodologies have been changing rapidly due to advancements in technology and changes in the manners in which viewers consume news, sports, and entertainment. Certain new methodologies are currently not accredited by the Media Rating Council, an independent organization that monitors rating services, and may not reflect actual viewership levels.

News.  Through local news, our mission is to serve our communities by sharing relevant information to alert, protect, and empower our audiences. We believe that the production and broadcasting of local news is an important link to the community enhancing a station’s efforts to expand its viewership and helps us differentiate from networks that provide only national news. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. Our news stations also produce content on digital platforms such as websites, mobile applications, OTT distributors, social media, digital newsletters, and podcasts.

Our local news initiatives are an important part of our strategy. We have entered into local news sharing arrangements in which we receive news in four markets from other in-market broadcasters. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenues for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

In addition to our traditional local news stories, we have utilized our national reach and physical presence in the nation’s capital to provide our local viewers with broader national news stories which are relevant to our local viewers.

Our local news coverage is supported by our national news desk. These teams focus on providing context and perspective to important stories in the daily news cycle. This content provides a significant point of difference with a focus on accountability reporting. Available on-air and online, the bureau not only expands our news presence, but gives our local station viewers an opportunity to hear the views of their members of Congress through programs such as “Connect to Congress,” our weekly on-air and digital feature which provides an electronic video pathway for lawmakers to speak to their constituents. Our weekly investigative news program, Full Measure, reinforces our mission to provide our fearless storytelling on significant topics of public importance.

The National News Desk, our flagship national news program, delivers a comprehensive, fact-based overview of the most significant national and regional stories throughout the day. Leveraging our expansive local news network, the program highlights impactful events shaping communities across the country. With reporters embedded in the areas they cover, TNND provides firsthand perspectives on stories that matter most to local residents, seamlessly integrating these insights with major national headlines. TNND weekday and/or weekend editions together air on 83 of our markets and across all of our news websites. Our investigative reporting is supported by more than 30 local investigative reporters. As we continue to expand our investigative footprint, we remain committed to uncovering stories that demand deeper scrutiny and bringing impactful, underreported issues to the forefront.

Sports. Live sports have remained highly popular with fans and advertisers. Sports programming generally elicits strong emotional responses and attracts a loyal and passionate following among fans. Our premium live sports programming typically attracts viewership demographics that are highly desirable to advertisers. Every sports season is a new chapter in a story that has continued for decades and is popular with fans from multiple generations. As media has continued to trend toward on-demand consumption, sports events have remained an “appointment viewing” event. As such, live sports content is frequently the most watched programming in a local market on most nights.

Tennis Channel and T2, Tennis Channel’s first FAST offering in the United States, are the only television-based multiplatform destinations dedicated to both the professional sport and tennis lifestyle. Tennis Channel and T2 have the most concentrated single-sport coverage in television in one of the world’s most voluminous sports, with multiple men’s and women’s tournaments and singles, doubles and mixed competition throughout the year. Tennis Channel and T2 have rights at the four majors – US Open, Wimbledon, Roland Garros (French Open) and Australian Open – and are the exclusive U.S. homes of all men’s ATP World Tour and women’s WTA Tour competitions, Davis Cup, Billie Jean King Cup, United Cup, and Laver Cup. Our stations also broadcast programming and other content provided by Tennis, and we provide access to certain events through our Tennis Channel streaming service, which is available to everyone in the United States and allows subscribers to select from another 10,000 hours of live and on-demand matches and award-winning content from short-form to films throughout the tennis season. Tennis Channel International brings live competition and network content to markets in Europe and Asia via digital subscription and FAST channels. Our www.tennis.com platform is the largest digital outlet dedicated to the sport. Tennis Channel also manages a network of close to 20 podcasts and PBTV

Additionally, some of our television stations have the local television broadcast rights for certain sporting events, including Major League Baseball (“MLB”), National Basketball Association (“NBA”), National Hockey League (“NHL”), National Football League (“NFL”) preseason, and certain other college and high school sports. Our CW and MNT stations generally face fewer preemption restrictions on broadcasting live local sporting events compared with our FOX, ABC, CBS, and NBC stations, which are required to broadcast a greater number of hours of programming supplied by the networks. In addition, our stations that are affiliated with FOX, ABC, CBS, and NBC have network arrangements to broadcast certain MLB, NBA, NHL, NFL, and Professional Golf Association events, as well as other popular sporting events.

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, our stations have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2024 of approximately 39% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming costs by creating original high-quality programming that is distributed on our broadcast platform.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force, which is comprised of approximately 490 sales professionals and 80 local sales managers company-wide. Excluding political advertising revenue, distribution revenues, and other revenues, 59% and 61% of Sinclair’s net time sales were local for the years ended December 31, 2024 and 2023, respectively, and 61% and 62% of SBG’s net time sales were local for the years ended December 31, 2024 and 2023, respectively. Our goal is to grow our local revenues by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

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

Multi-Channel Broadcasting.  FCC rules allow television broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides our stations’ viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2024, our stations have approximately 458 multi-channels on our digital spectrum.

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

Developing New Business.  We strive to develop new business models to complement or enhance our traditional television broadcast business. We have developed new ways to sell online, on mobile text messaging, social media advertising, and through audience extension services along with our traditional commercial broadcasting model, including streaming content on connected televisions and the launch of our podcast division. Additionally, we continue to leverage our national reach to provide new high-quality content to our local communities.

We continue to expand our digital distribution platforms through initiatives such as our video management system, which simplifies and automates our broadcast-to-digital streaming workflow and allows for dynamic replacement of broadcast ads with digital ads targeted to each individual viewer and allows us to ingest and redistribute content across our platform so that we can break news first.  By using a single ad-serving system across all our web sites, mobile apps, and other digital assets, we are able to streamline our sales workflow, optimize yield, and deliver comprehensive sales opportunities across our digital footprint. Additionally, we are deploying direct-to-consumer (“DTC”) and OTT initiatives, cloud technologies, as well as our own content applications.

Additionally, we continue to develop business opportunities, products, and services associated with NextGen TV (also known as ATSC 3.0) as discussed under Development of Next Generation Wireless Platform below.

Strategic Realignment of Local Media Portfolio.  We routinely review potential media acquisitions, dispositions, and swaps, or develop original networks and content in order to optimize our portfolio. We expect to continue to assess divestiture, acquisition and investment opportunities to complement our existing stations and other businesses. As we evaluate potential divestitures, acquisitions and investments, we intend to focus on making disciplined, accretive divestitures, acquisitions and investments that will complement our existing portfolio of television stations while providing increased opportunities and scale. At any given time, we may be in discussions with one or more media owners.

Digital and Internet Expansion of Local Media Segment. Our digital properties are innovative products and extensions of our core broadcast business that allow us to compete for digital, internet, network, and audio impressions and revenues. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand our digital capabilities and non-linear footprint.

Development of Next Generation Wireless Platform. In 2017, the FCC approved the use of NextGen TV (also known as ATSC 3.0), a next generation broadcast transmission standard. NextGen TV is capable of merging broadcast and broadband content and data services using over-the-air spectrum and Internet-provided data connectivity, allowing a mature broadcast industry to reinvent itself due to its mobility, addressability, capacity, Internet Protocol (“IP”) connectivity, and conditional access. In 2023, the FCC announced a public-private partnership, the Future of Television Initiative, to establish a roadmap for the transition to NextGen TV.
NextGen TV will allow us to use our spectrum for more than just video-formatted data as we do today. As a data-agnostic IP based pipe, we also will be able to distribute data including text, audio, video, and software. While our one-to-many architecture will remain a strength, we will be able to deliver “the last mile” from program/data origination to the consumer’s receiver device across a more robust system, connect legacy ATSC 1.0 televisions to NextGen TV using broadcast hot spots and wi-fi functionality, and provide compatible data-offload service offerings in conjunction with certain 5G platforms. Among the many emerging opportunities are hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic-targeted advertising; customizable content; better measurement and analytics; the ability to interface with devices connected to the Internet; flexibility to add streams as needed; substantially enhanced picture quality with immersive audio; connectivity to automobiles, including 3D mapping, telematics and infotainment; geo-location services; enhanced global and broadcast positioning systems; distance e-learning; data wholesale models; and other content delivery networks. Conditional access capabilities also permit broadcasters to offer secure “skinny-bundle” pay services as well as various video-on-demand type offerings. In addition, NextGen TV provides new emergency and information capabilities, including advanced alerting functions which can provide crucial rich media including evacuation routes and device wake-up features. All these features will be available to mobile and portable devices, allowing us to reach viewers virtually anywhere.

In order to bring this technology to the market, we have partnered with technology leaders to develop broadcasting solutions and services in the U.S. and globally. We also formed BitPath, a joint venture with another broadcaster, to promote spectrum efficiency and innovation, aggregate and monetize underutilized spectrum capacity over which to deliver national services and create opportunities such as robust video and data exchange. We continue to work with other NextGen TV stakeholders to build and test the single frequency network tower infrastructure, develop systems to allow the convergence of NextGen TV and 5G data delivery, and design NextGen TV receiver chips for mobile, portable and fixed devices. We expect the implementation and adoption of NextGen TV to occur over the next two years. In 2020, we and the industry began deployment of NextGen TV capabilities on some of our own television facilities and in conjunction with other station operators in our markets, as well as non-Sinclair markets. To date, NextGen TV is broadcasting in more than 60 markets, including 45 of our markets. When completed, the country will have a lower-cost, world class wireless IP data distribution network capable of supporting multiple business models. In January 2025, we joined with three broadcast peers and merged BitPath to form a new joint venture company, EdgeBeam Wireless to provide robust wireless data services to a wide range of businesses and industries across the country. This joint venture creates a nationwide spectrum footprint that no individual broadcaster could achieve on its own, unlocking the potential of NextGen TV to offer nationwide coverage for data delivery to billions of potential devices on market-disrupting terms.
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

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation, and sale of television stations are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended (“the Communications Act”). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations, and operating power of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and employment practices of stations; and has the power to impose penalties for violations of its rules and regulations of the Communications Act.

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

The most recent television license renewal application filing cycle began on June 1, 2020 and ended on April 3, 2023 and the majority of our license renewal applications remain pending. Licensees are authorized to continue operating stations in accordance with their existing licenses while their renewal applications are pending before the FCC. We cannot predict when the FCC will take action on the license renewal applications. In the prior completed license renewal cycle, all of our stations’ license renewal applications were granted for the maximum term permitted.

Ownership Matters

General. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee and compliance with the Communications Act’s limitations on foreign ownership. The FCC has indicated that in order to approve an assignment or transfer of a broadcast license the FCC must make an affirmative determination that the proposed transaction serves the public interest, not merely that the transaction does not violate its rules or shares factual elements with other transactions previously approved by the FCC, and that it may deny a transaction if it determines that the transaction would not be in the public interest.

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In addition, pursuant to what is known as the equity-debt-plus rule, a major programming supplier or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. Further, the Communications Act generally prohibits foreign parties from having more than a 20% interest (voting or equity) in a broadcast licensee or more than a 25% interest in the parent of that licensee without receiving prior FCC approval to exceed these limits. Following a Declaratory Ruling in 2013 in which the FCC indicated that it was open to considering proposals for foreign investment in broadcast licenses that exceed the 25% benchmark on a case by case basis, on September 29, 2016, the FCC adopted a Report and Order which among other things, (i) simplified the foreign ownership approval process for broadcast licensees seeking to exceed the 25% benchmark and (ii) modified the methodology a licensee may use to determine compliance with the foreign ownership rules.

We and our subsidiaries are domestic entities, and David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith (collectively, the “Smiths”) (who, as of December 31, 2024, together hold approximately 81.9% of the common voting rights of Sinclair) are all United States citizens. Our articles of incorporation contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the articles of incorporation, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

National Ownership Rule. The national television viewing audience reach cap is 39%. Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Additionally, because VHF stations (channels 2 through 13) historically covered a larger portion of the market than UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the “UHF discount”). On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the national ownership rule, including the UHF discount. The rulemaking proceeding remains pending. We cannot predict the outcome of the rulemaking proceeding.

The majority of the stations we own and operate, or to which we provide programming services, are UHF. With the UHF discount, our current reach (for FCC purposes) is approximately 24% of U.S. households. See Item 1A. Risk Factors for further discussion of the risk related to the outcome of rules governing the UHF discount.

Local Television Ownership Rule. A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own two stations in the same market (“local television ownership rule”) only (i) if there is no digital overlap between the stations; or (ii) not more than one station is among the top-four rated stations in the market (“the Top-Four Prohibition”). The FCC will, upon request, consider waiver of the Top-Four Prohibition to allow parties to own up to two top-four rated stations in the same market on a case-by-case basis. On December 22, 2023, the FCC adopted the 2018 Ownership Order, extending the Top-Four Prohibition to prohibit, in certain circumstances, the placement of a second top-four rated programming affiliation on a multicast stream or low power television (LPTV) station and restricting the circumstances under which such existing top-four multicast streams or LPTV stations may be transferred or assigned in the future. Affiliation arrangements existing as of the release of the 2018 Ownership Order that would otherwise violate the expanded Top-Four Prohibition will not be subject to divestiture, but such arrangements will not be transferrable or assignable absent case-by-case approval. The 2018 Ownership Order, including this extension of the Top-Four Prohibition, became effective March 18, 2024 and is currently under appeal in the U.S. Court of Appeals for the Eighth Circuit.

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

In August 2016, the FCC amended its ownership rules to provide for the attribution of JSAs under certain circumstances. The subsequent Ownership Order on Reconsideration eliminated the JSA attribution rule. In the 2018 Ownership Order the FCC declined to reconsider JSA attribution. If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see “The FCC’s multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.” under Item 1A. Risk Factors and Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 12. Commitments and Contingencies within the Consolidated Financial Statements for further discussion.

Antitrust Regulation. The Department of Justice (“DOJ”) and the Federal Trade Commission have increased their scrutiny of the television industry and have reviewed matters related to the concentration of ownership within markets (including “LMAs” and “outsourcing agreements”) even when ownership or the LMA or other outsourcing agreement in question is permitted under the laws administered by the FCC or by FCC rules and regulations. The DOJ takes the position that an LMA or other outsourcing agreement entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Antitrust Improvements Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

Satellite Carriage

The Satellite Home Viewer Act, as extended by The Satellite Home Viewer Improvement Act of 1999, the Satellite Home Viewer Extension and Reauthorization Act, the Satellite Television Extension and Localism Act of 2010 and the Satellite Television Extension and Localism Act Reauthorization Act of 2014 (“STELAR”) among other things, (i) allows satellite carriers to provide local television signals by satellite within a station market, and requires them to carry all local signals that asserted carriage rights in any market where they carry any local signals, (ii) requires all television stations to elect to exercise certain “must-carry” or “retransmission consent” rights in connection with their carriage by satellite carriers, and (iii) authorizes satellite delivery of distant network signals, significantly viewed signals and local low-power television station signals into local markets under defined circumstances. In adopting fiscal year 2020 appropriations legislation, Congress allowed STELAR to sunset on December 31, 2019 but made permanent STELAR’s (1) requirements that broadcasters and Distributors negotiate retransmission content in good faith and (2) distant signal satellite license provisions for recreational vehicles, truckers, tailgaters and short markets.

Must-Carry / Retransmission Consent

Television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market. By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA. Must carry rights are not absolute and are dependent on a number of factors which may or may not be present in a particular case. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. We have elected to exercise our retransmission consent rights with respect to all of our stations. In February 2015, the FCC issued an order implementing certain statutorily required changes to its rules governing the duty to negotiate retransmission consent agreements in good faith. Under these rules, unless the stations are directly or indirectly under common de jure control as permitted under the FCC regulations, a station may not delegate authority to negotiate or approve a retransmission consent agreement to a station located in the same market or to a third party that negotiates together with another television station in the same market, nor may stations in the same market facilitate or agree to facilitate coordinated negotiation of retransmission consent terms for their stations in that market, including through the sharing of information. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

Further, in September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking sought comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s then-Chairman Wheeler announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the Rulemaking or take other action.

Network Non-Duplication / Syndicated Exclusivity / Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable systems’ local community). The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals. Both rules are subject to various exceptions and limitations.  In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets. Such significantly viewed signals are not subject to black out pursuant to the FCC’s network non-duplication rules.  The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations. In March 2014, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules. This proceeding is pending and we cannot predict when or how the FCC will resolve that rulemaking. The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable systems’ local community). The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals. Both rules are subject to various exceptions and limitations. In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets. Such significantly viewed signals are not subject to black out pursuant to the FCC’s network non-duplication rules. The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of our owned or programmed stations. In March 2014, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, requesting comments on whether it has authority to, and should, eliminate or modify its network non-duplication and/or syndicated exclusivity rules. This proceeding is pending and we cannot predict when or how the FCC will resolve that rulemaking.

Digital Television

FCC rules provide that television broadcast licensees may use their digital television (“DTV”) channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party. These rules could impact the profitability related to ancillary or supplementary services provided as discussed within Development of Next Generation Wireless Platform under Operating Strategy above. In addition, the recent extension of the Top-Four Prohibition to multicasting as discussed above and within Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap could impact the way we currently use our DTV channels and the services we are able to offer on those channels.

Programming and Operations

The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, television licensees have obligations to create and follow employment outreach programs, provide a minimum amount of programming for children, comply with rules relating to the emergency alert system, maintain an online public inspection file, and abide by regulations specifying requirements to provide closed captions for its programming. FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks. Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.

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

On November 16, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing the voluntary deployment of NextGen TV and adopting rules to afford broadcasters flexibility to deploy NextGen TV based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. On June 3, 2020, the FCC adopted the Second Report and Order and Order on Reconsideration, providing additional guidance to broadcasters deploying NextGen TV. On November 9, 2020, the National Association of Broadcasters filed a Petition for Declaratory Ruling and Petition for Rulemaking requesting that the FCC (1) clarify that its existing regulatory framework for the hosting of simulcast primary programming streams also applies to simulcast multicast streams, and (2) expand the application of these rules to cover the transmission of ATSC 1.0 multicast streams regardless of whether those streams are simulcast in ATSC 3.0. On November 5, 2021, the FCC released a Second Further Notice of Proposed Rulemaking seeking comment on these multicast host station licensing issues, and on June 22, 2022, the FCC released a Third Further Notice of Proposed Rulemaking seeking comment on the state of the ATSC 3.0 transition and the scheduled sunsets of two rules adopted in the 2017 Report and Order. On June 20, 2023, the FCC adopted a Third Report and Order and Fourth Further Notice of Proposed Rulemaking that (1) generally adopted the proposals to allow a NextGen TV station to seek modification of its license to include certain multicast streams that are aired on host stations; (2) extended the sunsets of the substantially similar rule for simulcast streams and the requirement to comply with the ATSC A/322 standard on primary ATSC 3.0 streams to July 17, 2027; and (3) sought comment on the current marketplace for ATSC 3.0 standard essential patents and the ability of third parties to develop products that rely upon them. The proceeding remains pending and we cannot predict what the outcome will be.

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

COMPETITION

Our stations and networks compete for audience share and advertising revenue with other television stations and cable networks in their markets, as well as with other advertising media such as Distributors, other OTT distributors, cable networks, video on-demand, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, direct mail, internet, podcasts, other digital media, and Big Tech (such as Alphabet, Amazon, Apple, Meta, and Microsoft).

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

Advertising rates are based upon factors which include the size of the market in which the stations operate; a program’s popularity among the viewers that an advertiser wishes to attract; the number of advertisers competing for the available time; the demographic makeup of the market served by the stations; the availability of alternative advertising media in the DMA; the aggressiveness and knowledge of the sales forces in the market to call on and understand their client’s need; and development of projects, features, and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising revenues within the stations’ markets.

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

Our stations’ and networks’ ability to successfully compete with other television stations and cable networks for distribution may be hampered because the Distributors, through which distribution is sought, may be affiliated with other television stations, broadcast networks, or cable networks. Those Distributors may place their affiliated television station or cable network on a more desirable tier, thereby giving the affiliated television station or cable network a competitive advantage over our stations' and networks’ own programming. Additionally, broadcast networks putting programming content on their own DTC platforms may also hinder our stations’ and networks’ ability to successfully compete within the broadcast market.

Moreover, technological advances and regulatory changes affecting programming delivery through fiber optic lines, video compression, and new wireless uses could lower entry barriers for new video channels and encourage the further development of increasingly specialized “niche” programming. Telecommunication companies are permitted to provide video distribution services, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes. Additionally, OTT services allow consumers to consume programming on-demand through access to the Internet and without a subscription with a Distributor. We continue to compete with these OTT services for viewership, which has become increasingly difficult as OTT distributors have begun to bundle their products with other OTT offerings.

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

CORPORATE SOCIAL RESPONSIBILITY PRACTICES

We have a long history of supporting corporate social responsibility activities and, in the past few years, we have taken steps to better measure and quantify our progress in these areas.

In April 2024, we published our 2023 Corporate Social Responsibility report, detailing our achievements and underscoring our core strategies, which are the foundation of our corporate social responsibility commitments, including:

•Identifying and implementing ways to reduce our impact on the environment through the education and engagement of internal and external audiences around sustainable solutions that can be adopted;
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

Human Capital

Our success is driven by our most important asset - our employees. It is their hard work and dedication that enables us to be a trusted partner to our viewers and a valuable resource to our communities. As of December 31, 2024, we had approximately 7,200 employees, including part-time and temporary employees. Approximately 580 employees are represented by labor unions under certain collective bargaining agreements.

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

Our innovation project is a strategic lever that drives revenue, reduces waste, and engages employees to serve our customers and shareholders as a pioneer in the industry. We believe that the “next big idea” could come from anyone or anywhere and with this in mind, we gather innovation ideas from employees company-wide. Our dedicated Innovation & Strategy team builds on our rich history of innovation to accelerate efforts across content, technology, audience development, distribution, marketing services, and business transformation.

Health, Safety, and Wellness. The health, safety, and wellness of our employees is vital to our success, and we maintain and continuously enhance affordable health care options for them. We continuously work to improve our practices, policies, and benefits to make meaningful impacts on our employees personal and professional lives, sponsoring an employee assistance program aimed at enhancing their physical, financial, and mental well-being; sponsoring a program to provide employees and spouses discounted access to fitness facilities; and offering critical illness, accident, and hospital indemnity insurance to provide comprehensive protection and financial security during unforeseen circumstances.

Compensation. Our employee compensation includes market-competitive pay; a 401(k) plan; an employee stock purchase plan; healthcare benefits; three weeks minimum paid time off; family leave, including six weeks of paid parental leave; and employer paid life and disability insurance. We continue to improve our compensation offerings. In 2024, we again offered our employees the opportunity for additional time off through the Vacation Exchange Program.

Social Responsibility

As a local news broadcaster, we believe it is our responsibility to raise issues of local importance, through deep investigative reporting at our stations, and provide critical and relevant information to our viewers, including crucial news updates during potentially life-threatening situations when our viewers need them most. We are committed to getting results for the people living in the communities we serve. Our journalists’ ground-breaking reporting has prompted government investigations as well as changes in government policies and new state and federal laws. Our unique reporting in under-served arenas has sparked much-needed public engagement on topics of high local importance and concern. WBFF’s “Project Baltimore,” which is now heading into its ninth year in 2025, has produced hundreds of stories chronicling the struggles and issues facing Maryland public schools and the students that attend those schools. Reporting by our journalists in 2024 on topics such as the issues facing public schools, juvenile justice reform, illegal weapons, and toxic metals in baby foods, to name just a few, were cited by elected officials and lead to new state legislation. Our journalists are committed to providing citizens with relentless, in-depth reporting that holds public officials accountable, tracks the spending of taxpayer dollars, and gives a voice to the voiceless in the communities we serve.

In 2024, our news division was again recognized by industry peers for its groundbreaking reporting by being awarded 232 journalism awards, including a national Emmy Award to WBFF for their reporting to expose how Baltimore City schools denied students with disabilities a proper education; our first ever national Edward R. Murrow Award to WCHS for shedding a light on systemic issues in the West Virginia criminal plea system; and eight Telly Awards to Full Measure for their fearless reporting on topics often ignored by other media organizations.

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

In our 13-year history of producing “Your Voice Your Future” Town Halls, we’ve produced over 1,600 productions. This distinctive series recognizes the importance of producing disruptive programming, with disciplined discussions and solutions for the communities we serve. Our goal from the beginning has been to inform, educate and protect our viewers. Our Town Halls are produced in local markets and give our viewers an opportunity to have a voice and ask their elected leaders questions on important local and national topics. In 2024, we produced 217 Town Hall productions throughout the country, covering a variety of topics including education and school safety, mental health, antisemitism, Black History Month, and veterans. We also produced over 54 separate debates and Beyond the Podium specials with candidates for elected office. We remain committed to uncovering stories that demand deeper scrutiny and bringing impactful, underreported issues to the forefront.

We have steadfast dedication to providing content that alerts, protects, and empowers our audience. Distinctive, Disruptive, and Disciplined; these three simple words carry a great deal of weight as we meet the demands of today’s news consumer.

We believe it is our responsibility to be involved in our local communities. Sinclair Cares is our Company-wide community service and relief campaign program, which utilizes the strength of our properties to uplift organizations and inspire our audiences and employees to make a positive impact in our communities. Sinclair Cares mobilizes Sinclair’s assets to support various community and charitable endeavors and responses to natural disasters through financial assistance, volunteerism, and raising awareness of important topics through our media platforms. Over the last seven years, Sinclair Cares has spearheaded the Company’s efforts, including fund-raising and blood donations during weather and climate catastrophes, and raising funds and awareness for important social causes. Recent initiatives include:
•Sinclair Cares: Supporting Children’s Literacy - a partnership with Reading Is Fundamental, the nation’s leading children’s literacy nonprofit, to create awareness around children’s literacy challenges and help get books into the hands of children across the U.S. through a virtual book drive.
•Sinclair Cares: Summer Hunger Relief - a fundraising partnership with Feeding America to help provide meals to children and families across the U.S. in the summer. Including Sinclair’s corporate donation of $25,000, the campaign provided nearly 1.2 million meals to children and families, with funds going directly to the local Feeding America food bank in each donors’ community.
•Sinclair Cares: Hurricane Helene Relief - a fundraising partnership with the Salvation Army and The United Way to assist with humanitarian relief efforts on the ground in Western North Carolina, South Carolina, Georgia, Florida, Virginia, and Tennessee in the aftermath of Hurricanes Helene and Milton. Including Sinclair’s corporate donation of $50,000, the campaign raised nearly $1.3 million in donations designated for delivering emergency aid, including food, water, shelter, and cleanup kits.
•Sinclair Cares: California Wildfires Relief - a fundraising partnership with the Salvation Army to provide disaster relief support across Southern California which helped provide critical aid, shelter, food, fresh water, and support for wildfire survivors and first responders in Los Angeles.

Our stations also sponsor countless philanthropic campaigns and events such as health expos, parades, and blood drives in their local markets and contribute to local charities. We encourage not only our stations, but also our employees to engage in the communities in which we serve and live. In 2024, Sinclair partnered with more than 400 nonprofit and civic organizations locally and across the country to help raise nearly $25 million for nonprofit organizations, schools, community agencies, and local disaster relief. In addition, Sinclair helped to collect over 4.3 million pounds of food, over 250,000 diapers, over 300,000 toys, and almost 6,300 units of blood for those in need, while donating over $7 million in promotional airtime to organizations.

We sponsor a program to match certain employee charitable cash donations in order to encourage our employees to make charitable contributions to support activities and efforts that are important to them, and, in 2024, we held our second annual Sinclair Day of Service whereby all employees were encouraged to volunteer that day for charitable causes. Over 1,300 employees volunteered a total of more than 3,700 hours that day to help out in their communities.

Our Diversity Scholarship Fund provides support to college students demonstrating a promising future in the broadcast industry. In 2024, we awarded a total of $56,000 to 12 winning applicants from across the country. We have distributed nearly $400,000 in tuition assistance since 2013, with a goal to invest in the future of the broadcast industry and to help students from diverse backgrounds, who reflect our audiences nationwide, complete their education and pursue careers in broadcast journalism, digital storytelling, and marketing.

Our news team hosts News Reporter and Producer Academies, a series of interactive, virtual workshops for college students interested in pursuing careers in journalism, including reporting, producing, and weather.

Environmental Responsibility

Our mission is to identify and implement ways to reduce our impact on the environment through the education and engagement of internal and external audiences around sustainable solutions that can be adopted. We have accelerated actions within our organization to lessen our use of electricity over time and to measure and eventually report on our electricity usage. Our sustainability group is tasked with finding ways to help lower our carbon footprint through lowering our electricity consumption, purchasing greener supplies, and recycling. Some of these initiatives are the efforts we are undertaking in proactively replacing our existing less efficient lighting with LED lighting, replacing HVAC equipment with higher efficiency models, and exploring electric vehicles as other ways our company can reduce its reliance on energy sources that result in emissions of greenhouse gasses that are harmful to the environment. We recently implemented a solution to process utility bills which will gather and track energy consumption and measure this portion of our carbon footprint. Since 2017, we have installed 145 new, energy efficient television transmitters, which are typically 25% more energy efficient than the units that they replace and generate less waste heat, and are currently installing, or have plans to install, an additional 18 during 2025 and 2026. We successfully implemented a battery recycling operation across our television station footprint in order to reduce the amount of waste moving to landfills. In conjunction with this, we have begun a company-wide transition to the use of rechargeable batteries for all studio operations at our stations. Throughout the organization, we are seeking to reduce the use of paper products and, whenever possible, recycling paper, electronics, and other items.

In addition to our direct efforts to reduce our impact on the environment, we produce high quality news to increase our viewers’ general awareness of environmental issues and programs by providing them information on how they can participate in improving environmental sustainability.

Governance

Sinclair takes corporate governance and responsibilities to its stakeholders very seriously. We remain committed to finding the best representation to drive success in the organization in the years ahead. Diversity of thought, skills, background, and experience are important elements the Company looks for in its leadership team. The Board includes a regulatory, nominating and corporate governance committee. Sinclair’s Chief Compliance Officer provides regular updates to Company management and meets quarterly with the Board’s regulatory committee. The Board’s audit committee meets jointly with the regulatory committee at two of the regulatory committee’s quarterly meetings. The Company conducts an annual Enterprise Risk Assessment and reports the results to the Audit Committee. Our Code of Business Conduct and Ethics identifies the ethical duties and responsibilities of the Company’s officers, directors, and employees, and fosters a culture of honesty, integrity, and accountability.

Managing and governing cybersecurity risk remains a high priority. We continue to make investments to ensure continuous improvement of our cybersecurity control effectiveness and governance. We maintain a data protection policy and have invested in additional cybersecurity solutions, professional services, and the growth of our information security department. We continue to work closely with our key partners and supporting agencies to mature our security posture and quickly adjust to today’s rapidly changing threat landscape. We continue to execute our plans to strengthen our existing cybersecurity defenses and intend to make further investments in the upcoming year. We did not experience any material cybersecurity incidents during 2024. See Item 1C. Cybersecurity below for further discussion regarding our cybersecurity program. In addition, our comprehensive enterprise risk management program is designed to both identify risks across the Company and to take actions to mitigate those risks.

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

The number of subscribers to Distributor services in the United States has been declining as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news, sports, and other entertainment, including through the so-called “cutting the cord” and other consumption strategies. The Distributor subscriber decline has led to a decline in subscribers from some of our stations and networks. In addition, Distributors have introduced, marketed, and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks. Broadcast networks have also introduced DTC platforms that have impacted the number of subscribers to Distributor services.

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

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the rulemaking or take other action.

The FCC rules governing “good faith” retransmission consent negotiations provide that, among other things, it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station to negotiate retransmission consent jointly with another station in the same market if the stations are not commonly owned. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

As further described under Item 1. Business – Federal Regulation of Television Broadcasting, the FCC also has a Further Notice of Proposed Rulemaking pending which seeks additional comment on whether it has authority to, and should, eliminate or modify its network non-duplication and syndicated exclusivity rules.

The FCC’s prohibition on certain joint retransmission consent negotiations and the possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect our ability to sustain our current level of distribution revenues or grow such revenues in the future and could have an adverse effect on our business, financial condition and results of operations.

Our acquisitions and investments could pose various risks and increase our financial leverage.

We have pursued and intend to selectively continue to pursue divestitures, acquisitions and investments, which may include, mergers, station swaps and joint ventures, subject to market conditions, our liquidity, and the availability of attractive acquisition and investment candidates, with the goal of enhancing or expanding our existing business and to acquire and develop new products and services. In the future, we may not be able to identify attractive acquisitions and investments, or we may not be able to fund additional acquisitions and investments.

Acquisitions and investments involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, and we may not be able to successfully implement effective cost controls, achieve expected synergies, or increase revenues as a result of an acquisition or investment. Future acquisitions and investments may result in our assumption of unexpected liabilities, may result in the diversion of management’s attention from the operation of our core business and may limit our ability to generate higher returns elsewhere. Additionally, acquisitions and investments present numerous growth challenges, and our investments may not be favorably received by the market and may fail to grow.

Certain acquisitions and investments, such as those involving television stations, are subject to the approval of the FCC and potentially, other regulatory authorities, such as the DOJ. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest certain television stations or businesses if the FCC or other regulatory authority believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations or other regulations. There can be no assurance that future acquisitions and investments will be approved by the FCC or other regulatory authorities, or that a requirement to divest existing stations or businesses will not have an adverse outcome on the transaction.

We face intense, wide-ranging competition for viewers and advertisers.

We compete, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, online streaming services, and other content offered by Distributors. We also compete for viewers, listeners and advertisers with OTT and DTC, mobile media, radio, motion picture, home video, stadiums and arenas, podcasts, outdoor advertising and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

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

•OTT technologies;

•Distributor “skinny” packages;

•mobile and connected television;

•Big Tech (such as Alphabet, Amazon, Apple, Meta and Microsoft); and

•other emerging technologies.

Our ability to adapt to competition from other broadcasters, other content providers and changes in consumer behavior and technology may adversely affect our business.

The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content and have affected advertisers’ options for reaching their target audiences. Consumer preferences have evolved towards subscription video on demand and free advertising supported video on demand services and other DTC offerings and there has been a substantial increase in the availability of content with reduced advertising or without advertising at all. Consumers are also increasingly using time-shifting and advertising-skipping technologies that enable them to fast-forward or circumvent advertisements. There has also been a proliferation of high-speed internet connections and expansion of 5G networks able to support high-quality streaming video within increasingly interactive and interconnected digital environments and on a wide variety of devices other than traditional televisions. Additionally, gaming and other consoles are establishing themselves as providers of video services. Substantial use of these technologies could impact the attractiveness of the Company’s programming to advertisers and adversely affect our advertising revenues. Our ability to meet consumer demands and expectations in today’s evolving mobile, multi-screen and multi-platform environment and to successfully adapt to technological advances in our industry, including alternative distribution platforms and viewing technologies, may affect the attractiveness of our offerings. Ineffective technology and product integration, lack of specific features and functionalities, poor interface design or ease of use, or performance issues, among other factors, may cause viewers to favor alternative offerings. Failure to adapt or to remain competitive with these developing technologies could have an adverse effect on our business, financial condition and results of operations.

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

Advertising revenues can be significantly impacted by new technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in, and difficulties related to, the employed statistical sampling methods, new distribution platforms and viewing technologies (such as digital recording and time-skipping technologies), and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales; however, the industry is expected to adopt new measurement currencies in the near-future and Nielsen is making methodological changes to the way it measures viewing by incorporating set top box and smart TV data. The emerging measurement currencies generally undercount over-the-air viewing and Nielsen has not prioritized over-the-air enhancements. If measurement evolves in a direction that is unfavorable to over-the-air viewing it could reduce the attractiveness of our audiences to advertisers. In addition to traditional measurement currencies, we also measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. These variations and changes could have a significant negative effect on advertising revenues.

We depend on the appeal of our programming, which may be unpredictable, and increased programming costs or the loss of key entertainment and sports programming previously exclusively available to Distributor subscribers may have a material negative effect on our business and on our results of operations.

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

Theft of our intellectual property, including on digital platforms, may have a material negative effect on us and our results of operations, and we may become subject to infringement or other claims relating to our content or technology.

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

Theft, misappropriation or the invalidity of our intellectual property or the intellectual property that is licensed to us by licensors could have a material negative effect on us and our results of operations by potentially reducing the revenue that we are able to obtain from the legitimate sale and distribution of our content, undermining lawful and revenue-generating distribution channels, limiting our ability to control the marketing of our content and inhibiting our ability to recoup expenses or profit from the costs we incur creating our programming content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of outcome, could cause us to incur significant costs and could divert management’s attention from the operation of our business. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could have a materially negative impact on our business and the results of our operations.

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

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our data, communications, news, and advertising content, digital products, and other business processes, including many third-party systems and software, which are subject to supply chain and other cyber- attacks.

We recurringly identify cyber threats as well as vulnerabilities in our systems and work to address them. Despite our efforts and the efforts of our third-party vendors to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, including the use of artificial intelligence, change frequently, are complex, and are often not recognized until launched. Cyber-attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties, and these types of risks may be difficult to detect or prevent. Despite our security measures (including, employee training, multi-factor authentication, security information and event management, firewalls and testing tools, and backup and recovery systems), in 2021, we detected an incident that resulted in the loss in the fourth quarter of 2021 of approximately $63 million of advertising revenue, primarily related to our local media segment, as well as approximately $7 million in costs and expenses related to mitigation efforts, our investigation and the security improvements resulting therefrom. These amounts exceeded the limits under our insurance policies and thus, based on the known effects of the cyber incident, the cyber incident resulted in approximately $20 million of unrecoverable net loss through December 31, 2022. We expect cyber-attack and breach incidents to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on our business operations.

Investigations of cyber-attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. While we are investigating a cyber attack, we do not necessarily know the extent of the harm or how best to remediate it, and we can repeat or compound certain errors or actions before we discover and remediate them.

The occurrence of a cyber attack, breach, unauthorized access, misuse, ransomware, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, our employees, and third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant financial losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties, significant intervention, reimbursement or other compensatory costs, significant costs to investigate the event, remediate vulnerabilities and modify our protective measures, or otherwise adversely affect our business, financial condition or results of operations. While we maintain insurance to cover losses related to cybersecurity risks and business interruption, such policies, as was the case with respect to the October 2021 cybersecurity incident, may not be sufficient to cover all losses of this incident or any future incidents.

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

We are also subject to domestic laws associated with the collection, storage, use and protection of personal, confidential or sensitive data, including under several comprehensive U.S. state privacy laws, including the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), in addition to other laws and regulations. These laws and regulations are continually evolving and additional laws may be enacted in the future. These evolving privacy, security, and data protection laws may require us to expend significant resources to implement additional data protection measures. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states in which we operate, and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. Our failure to comply with these laws and regulations, or to adequately secure the information we hold, could result in significant liability or reputational harm and may have a materially adverse effect on our financial condition and results of operations.

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

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements. Approximately 580 of our employees and freelance employees are represented by labor unions under collective bargaining agreements. If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time. Our stations also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts which could adversely affect our advertising revenues, results of operations and result in rebates to our Distributors for not meeting minimum event thresholds. The amounts paid under our sports licensing agreements could be negatively impacted by rising professional player salaries and collective bargaining agreements. Further, any changes in the existing labor laws, including the possible enactment of the Employee Free Choice Act, may further the realization of the foregoing risks.

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

•the levels of political advertising, which are significantly higher in even-number years and elevated further every four years related to the state, congressional, and presidential election cycles (as was the case in 2024), historically have represented a large portion of our advertising revenue; for the year ended December 31, 2024 (a political year), political advertising represented 26% of local media segment advertising revenue, and for the year ended December 31, 2023 (a non-political year), political advertising represented 4% of local media segment advertising revenue;

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

•the financial health of our underlying advertisers’ businesses and demand for their products;

•the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, Distributors, internet and broadband content providers and other print, outdoor, social media, and media outlets serving in the same markets;

•OTT, DTC, and other emerging technologies and their potential impact on cord-cutting;

•the impact of Distributors and OTT distributors offering “skinny” programming or sports bundles that may not include all programming of television broadcast stations and/or cable channels, such as Tennis;

•changes in pricing and sellout levels;

•the financial health of our underlying customers’ that we provide management services to;

•the effectiveness of our salespeople; and

•other factors that may be beyond our control.

There can be no assurance that our advertising revenue will not be volatile in the future or that such volatility will not have an adverse impact on our business, financial condition, or results of operations.

We internally originate and purchase programming in advance based on expectations about future revenues. Actual revenues may be lower than our expectations. If this happens, it could have an adverse effect on our business, financial condition and results of operations.

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

One of our stations’ most significant costs is network and syndicated programming. We generally purchase syndicated programming content from others rather than producing such content ourselves, therefore, we have limited control over the costs of the programming. Often, we must purchase syndicated programming several years in advance and may have to commit to purchase more than one year’s worth of programming. We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs. We also receive programming from networks with which we have network affiliation agreements. The popularity of networks can affect revenue earned on those channels. If a particular network or program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the cost. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues and are likewise exacerbated during a weak advertising market.

We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.

The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees. The amount and quality of programming provided by each network varies. See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels as of December 31, 2024.

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

We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of FCC indecency, children’s programming, sponsorship identification, closed captioning and other FCC rules and policies, the enforcement of which has increased in recent years, and complaints related to such violations may delay our FCC license renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent. Although both broadcast network and our on-air talent have generally been professional and careful about the information they communicate, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC. In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC. Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming. We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency. Also, the FCC has various rules governing children’s television programming, including commercial matter limitations, closed captioning and sponsorship identification. We are subject to such rules regardless of whether the programming is produced by us or by third parties. Violation of the indecency, children’s programming, closed captioning or sponsorship identification rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings. For example, as described under Litigation within FCC Matters under Note 12. Commitments and Contingencies within the Consolidated Financial Statements, on May 22, 2020, the FCC released an Order and Consent Decree pursuant to which we agreed to pay $48 million and implement a four year compliance plan to resolve various matters (which compliance plan terminated on May 29, 2024) and on September 21, 2022 issued a Notice of Apparent Liability (NAL) alleging violations of the FCC’s limits on commercial matter in children’s television programming and proposing a forfeiture of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for other licensees covered by the NAL (including certain stations with whom the Company has an LMA, JSA, and/or SSA), for a total of $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC denied the Company’s request for reduction of the fine (and similar requests filed by certain other licensees) and issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024 and the matter remains pending. There can be no assurance that future incidents that may lead to significant fines or other penalties by the FCC can be avoided.

From time to time, we may be the subject of an investigation by governmental authorities, which could lead to an action or proceeding against us. In the event an action or proceeding is commenced, we may be subject to fines, penalties and changes in our business that could have a negative effect on our financial condition and results of operations.

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our local media segment, just as it does all other companies in the broadcasting industry. We must obtain the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station, or transfer the control of one of our subsidiaries that hold a license. Our FCC licenses are critical to our local media segment operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all. If licenses are not renewed or acquisitions are not approved, we may lose revenue that we otherwise could have earned.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including, but not limited to, technological changes in spectrum assigned to particular services) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties. (See Item 1. Business.)

The FCC’s multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets.

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

As discussed in Local Marketing and Outsourcing Agreements under Federal Regulation of Television Broadcasting within Item 1. Business certain of our stations have entered into outsourcing or joint sales agreements (“JSAs”) pursuant to which we may sell more than 15% of advertising time on a separately owned television station in the same market. In August 2016, the FCC amended its ownership rules to provide for the attribution of such JSAs. The FCC subsequently adopted an Ownership Order on Reconsideration in 2017 and eliminated the JSA attribution rule. The Order on Reconsideration was appealed but ultimately upheld by the Supreme Court and became effective in June 2021. In December 2022, the FCC adopted the 2018 Quadrennial Ownership Order and declined to reconsider JSA attribution. The 2022 Quadrennial Regulatory Review proceeding remains pending. We have entered into JSAs whereby 34 stations provide various non-programming related services such as sales, operational, and managerial services to other stations within the same markets. For additional information, refer to Television Markets and Stations within Item 1. Business. See Note 13. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into LMAs pursuant to which we may provide programming to and sell advertising on a separately owned television station serving the same market. The FCC attributes LMAs to the programmer if the programmer provides more than 15% of a station’s weekly broadcast programming; provided, that, LMAs entered into prior to November 5, 1996, including ours, are currently exempt from attribution. The FCC may review these exempted LMAs in the future and if it determines to terminate or modify the exempt period and make all LMAs fully attributable we will be required to terminate or modify our exempted LMAs unless the FCC’s local ownership rules would permit us to own both stations. As of December 31, 2021, we provide services under exempted LMAs to eight television stations owned by third parties. See Note 13. Variable Interest Entities within the Consolidated Financial Statements for further discussion of our LMAs which we consolidate as variable interest entities.

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

See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 12. Commitments and Contingencies within the Consolidated Financial Statements.

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

The pendency and indeterminacy of the outcome of these ownership rules, which may limit our ability to provide services to additional or existing stations pursuant to licenses, LMAs, outsourcing agreements or otherwise, expose us to a certain amount of volatility, particularly if the outcomes are adverse to us. Further, resolution of these ownership rules has been and will likely continue to be a cost burden and a distraction to our management and the continued absence of a resolution may have a negative effect on our business.

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

Pandemics, such as the COVID-19 pandemic, and public health emergencies have affected and may, in the future, adversely affect our businesses. We experienced adverse business impacts relating to advertising sales, the suspension of content production, delays in the creation and availability of our programming, and other negative effects on our business during the COVID-19 pandemic. Additionally, if portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connections with a pandemic or other public health emergency, there may be significant adverse effects on our business. In addition to the risks described above, a pandemic or other public health emergency may heighten other risks described in this section.

Our response to corporate social responsibility considerations, and compliance with laws and regulations related thereto may adversely impact our business.

State and federal regulators, investors, consumers, and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) considerations. While we engage in various initiatives to help manage our corporate social responsibility profile and respond to stakeholder expectations, which continue to evolve, such initiatives can be costly and may not have the desired effect. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, stakeholder expectations are not uniform, and both opponents and proponents of various ESG-related matters have increasingly resulted in a range of activism to advocate for their positions.

Under the Biden administration, the SEC adopted regulations requiring disclosure related to our management of human capital resources to enhance and standardize climate-related disclosures, although the climate-related regulations are subject to voluntary stay pending legal challenges. These increased disclosure obligations have required and may continue to require us to implement new practices and reporting processes, and have created, and will continue to create, additional compliance risk. These increased disclosure obligations could also cause us to incur increased costs to track, measure, and report on the results of these practices and could negatively impact our operating results.

However, on January 21, 2025, President Trump issued an Executive Order requiring all federal agencies to terminate any policies establishing diversity, equity and inclusion (“DEI”)-based preferences, and to enforce federal civil rights laws to combat such preferences of entities operating in the private sector. Further, the Executive Order directs federal agencies to take appropriate action to discourage private sector DEI-based initiatives. While the enforceability of the Executive Order and the steps that various federal agencies may take in response to it are uncertain at this time, the Executive Order signals a material shift in federal DEI policy that reasonably can be expected to have implications for the private sector, including those in the communications industry, which is regulated by the FCC. In this regard, any scrutiny by federal government authorities of the Company’s corporate social responsibility practices, or those of the communications industry generally, may have a material adverse effect on us. Additionally, the increased SEC disclosure rules discussed above may be abandoned by new leadership at the SEC, new regulations might be implemented that limit ESG shareholder proposals that may be considered, and Congress may continue to conduct investigations into companies’ ESG initiatives and priorities.

Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation or other engagement from pro- and anti-ESG stakeholders, as well as the potential for civil investigations and enforcement by federal governmental authorities. We could be required to incur significant costs responding to any such activity and our relationships and reputation could be affected as well. This, in turn, could have an adverse effect on our results of operations.

The effects of the economic environment could require us to record an asset impairment of goodwill, indefinite-lived and definite-lived intangible assets or our investments.

We are required to evaluate our goodwill, indefinite-lived and definite-lived intangible assets for impairment. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. For the year ended December 31, 2024, we did not identify any indicators that our definite-lived intangible assets may not be recoverable or that our goodwill or indefinite-lived assets were impaired. However, future losses of Distributors, continued elevated level of subscriber erosion, and any other factors that cause a deterioration in our financial results could result in future impairments charges. For additional information regarding impairments to our goodwill and intangible assets, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within the Consolidated Financial Statements.

We are subject to risks related to our use of Artificial Intelligence (AI), a new and emerging technology, which is in the early stages of commercial use.

We continually evaluate the use of AI in our business processes. In recent years, the use of AI has come under increased scrutiny. This technology, which is a new and emerging technology in early stages of commercial use, presents a number of risks inherent in its use, including ethical considerations, public perception and reputation concerns, intellectual property protection, regulatory compliance, privacy and data security concerns and reliability and accuracy of the information produced, all of which could have a material adverse effect on our business, results of operations and financial position. Further, new laws, guidance and decisions in this area may limit our ability to use AI or decrease its usefulness. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we are unable to successfully adapt to new developments related to, and risks and challenges associated with AI, our business, results of operations and financial position could be negatively impacted.

RISKS RELATING TO OUR CONCENTRATED VOTING STOCK OWNERSHIP

The Smiths exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.

As of December 31, 2024, the Smiths hold shares representing approximately 81.9% of our common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of our stockholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions. The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share. Our Class A Common Stock has only one vote per share. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as transfers effected for estate planning purposes. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. In addition, the Smiths hold four of the Board’s seats and, therefore, have the power to exert significant influence over our corporate management and policies. The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the Board until December 31, 2025.

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

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2025 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which in turn (i) could, as discussed under A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt and loss of assets securing our loans within Item 1A. Risk Factors, under certain circumstances require us to offer to buy back some or all of our outstanding STG 5.125% unsecured notes due 2027, the STG 5.500% unsecured notes due 2030, the STG first-out first lien secured notes due 2033, the STG second-out first lien secured notes due 2022, and the STG senior secured second lien notes due 2033 (the STG notes are collectively referred to as the “STG Notes”) and could result in an event of default under our new credit agreement as described under Liquidity and Capital Resources within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below (“New Credit Agreement”) and (ii) give Cunningham Broadcasting Corporation (“Cunningham”) the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a “change in control.” Any such termination of LMAs could have an adverse effect on our results of operations. The FCC’s multiple ownership rules may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may threaten our existing strategic approach to certain television markets. See the risk factor below regarding the FCC’s multiple ownership rules.

RISKS RELATING TO OUR DEBT

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $4,129 million at December 31, 2024, compared to the book value of shareholders’ equity of $516 million on the same date.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of equity interests in our equity investments, other material assets or operations, seek additional debt or equity capital or restructure or refinance our debt. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The New Credit Agreement, and each of the indentures that govern the STG Notes restrict our ability to dispose of assets and use the proceeds from such dispositions and restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, the lenders under the New Credit Agreement could terminate their commitments to loan us money, the holders of our debt could foreclose against the assets securing their obligations and we and/or STG could be forced into bankruptcy or liquidation.

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

Interest rates may increase in the future. As a result, interest rates on the obligations under the New Credit Agreement or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2024, approximately $2,620 million principal amount of our debt relates to the credit agreement in effect as of the end of 2024 (the “Bank Credit Agreement”) and is subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate debt would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our debt, would correspondingly decrease. While we may continue to enter into interest rate hedging agreements with respect to our borrowings under certain credit agreements, such agreements are not expected to fully mitigate against interest rate risk.

In addition, our New Credit Agreement references the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate for our variable rate indebtedness. SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict.

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our financial results and cash flows, including increased interest expense.

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

Commitments we have made to our lenders and noteholders limit our ability to take actions that could increase the value of our securities and business or may require us to take actions that decrease the value of our securities and business.

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

•restrictions on the issuance of guarantees of and pledges for debt;

•restrictions on consolidation, merger or sale of all or substantially all of our assets;

•restrictions on the ability of certain subsidiaries to limit their ability to pay dividends and make other payments to the Issuers or the guarantors;

•restrictions on the ability to designate restricted subsidiaries as unrestricted subsidiaries and on transfers of assets to unrestricted subsidiaries and other non-guarantor subsidiaries; and

•restrictions on our ability to refinance, amend, or repay existing debt, including through certain types of liability management transactions and “priming” or similar financing transactions that modify the priority of liens or right of payment with respect to our debt.

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

In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy weakens and reduces our advertising revenues). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happens, we could be forced to sell equity interests in our equity investments, broadcast stations or other assets or take other actions that could significantly reduce our value and we may not have sufficient assets or funds to pay our debt obligations.

A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt, and loss of assets securing our loans.

Certain of our debt agreements will contain cross-default provisions with other debt, which means that a default under certain of our debt instruments may cause a default under such other debt.

If we breach certain of our debt covenants, we will be unable to utilize the full borrowing capacity under our debt arrangements and our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately take possession of the property securing such debt. In addition, because certain of our debt agreements contain cross-default and cross-acceleration provisions with other debt, if any other debtholder of STG were to declare its loan due and payable as a result of a default, the holders of the respective debt of STG, might be able to require us to pay those debts immediately.

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

•geopolitical conditions, including the war in Ukraine, conflicts in the Middle East and international trade sanctions, could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact the operations of us, our customers’, our vendors’ and our Distributors’;

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.                   CYBERSECURITY

Sinclair maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and disclosure committee. The program addresses the corporate information technology environment, third-party service providers, and customer-facing products and applications.

The Company’s Chief Information Security Officer (“CISO”) is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board, the audit committee and disclosure committee. Our CISO has over a decade of experience leading cybersecurity oversight, and others on our IT security team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. At the management level, our IT security team identifies risks by regularly monitoring alerts, meeting to discuss threat levels, trends, and remediation, and immediately informing the CISO, whom leads the IT security team, upon the occurrence of any material event. The processes used to assess the risk level includes preparing a monthly cyber scorecard, regularly collecting data on cybersecurity threats and risk areas, and conducting an annual risk assessment. To assure risks are reduced and maintained, we conduct periodic external penetration tests, red team testing, and maturity testing to assess our processes and procedures and the threat landscape. We regularly test defenses by performing simulations and drills at both a technical level (including penetration tests) and by reviewing our operational policies and procedures with third-party experts. We view cybersecurity as a shared responsibility throughout the Company, and we periodically perform simulations and tabletop exercises at technical and management levels and incorporate external resources and advisors as needed. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity online training. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training. We utilize our Internal Audit team to assess the design and operating effectiveness of our internal controls, including those that relate to our IT security environment. Further, we maintain various cyber insurance policies and believe we are adequately covered in the event we experience a cybersecurity breach.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third-party providers is part of our overall cybersecurity risk management framework.

The Board oversees the Company’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The CISO briefs the Board on the effectiveness of the Company’s cyber risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by the Board, at least annually, as part of the Company’s corporate risk management process.

We face a number of cybersecurity risks in connection with our business. We have in the past experienced threats to and breaches of our data and systems, including ransomware, malware and computer virus attacks, including a ransomware attack in 2021 which had a material adverse impact on our business strategy and results of operations in 2021. For more information about the cybersecurity risks we face and have experienced, see the risk factor entitled “We have experienced a cyber security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations” within Item 1A- Risk Factors.

ITEM 2.                                    PROPERTIES

We own and lease facilities consisting of offices, studios, sales offices, and tower and transmitter sites throughout the U.S.  Our owned and leased transmitter and tower sites are located in areas to provide maximum signal coverage to our stations’ markets. We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations. We believe that no one property represents a material amount of the total properties owned or leased.

ITEM 3.                                    LEGAL PROCEEDINGS

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.

See Litigation under Note 12. Commitments and Contingencies within the Sinclair’s Consolidated Financial Statements and Litigation under Note 11. Commitments and Contingencies within SBG’s Consolidated Financial Statements for discussion related to certain pending lawsuits.

ITEM 4.                                    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SINCLAIR, INC.

Sinclair’s Class A Common Stock is listed for trading on the NASDAQ stock market under the symbol “SBGI”. Sinclair’s Class B Common Stock is not traded on a public trading market or quotation system.

As of February 24, 2025, there are approximately 32 shareholders of record of Sinclair’s Class A Common Stock. Many of Sinclair’s shares of Class A Common Stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We intend to pay regular quarterly dividends to our stockholders, although all future dividends on our Common Stock, if any, will be at the discretion of the Board and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board may deem relevant.

In February 2025, Sinclair declared a quarterly cash dividend of $0.25 per share.

See Note 2. Stock-Based Compensation Plans within Sinclair’s Consolidated Financial Statements for discussion of our stock-based compensation plans.

Comparative Stock Performance

The graph below matches Sinclair, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Sinclair, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Company/Index/Market	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Sinclair, Inc.	100.00	99.09	84.43	51.76	46.69	62.00
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
NASDAQ Telecommunications Index	100.00	110.08	112.44	82.21	90.96	103.21

Stock Repurchases

For the quarter ended December 31, 2024: None

SINCLAIR BROADCAST GROUP, LLC

Not applicable.

ITEM 6.            [RESERVED]

ITEM 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors.

Overview

 The following Management’s Discussion and Analysis provides qualitative and quantitative information about Sinclair’s and SBG’s financial performance and condition which should be read in conjunction with the other sections in this annual report, including Item 1. Business and the Consolidated Financial Statements, including the accompanying notes to those statements. This discussion consists of the following sections:

Executive Overview — a description of our business, summary of significant events, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated in the Consolidated Financial Statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of Sinclair’s and SBG’s revenues by category and by network affiliation, a summary of other operating data, and an analysis of Sinclair’s and SBG’s revenues and expenses for 2024, 2023, and 2022, including a comparison between 2024 and 2023; and

Liquidity and Capital Resources — a discussion of Sinclair’s and SBG’s primary sources of liquidity and contractual cash obligations and an analysis of Sinclair’s and SBG’s cash flows from or used in operating activities, investing activities, and financing activities.

EXECUTIVE OVERVIEW

We are a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations and digital platform. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, sports, and other original programming produced by us and our owned networks. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage and/or operate technical and software services companies, research and development for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2024, Sinclair had two reportable segments, local media and tennis, and SBG had one reportable segment, local media. Sinclair and SBG’s local media segment is comprised of our television stations, which are owned and/or operated by Sinclair and SBG’s wholly-owned subsidiary, Sinclair Television Group, Inc. (“STG”) and its direct and indirect subsidiaries, original networks and content. Sinclair’s tennis segment primarily consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows. Sinclair also earns revenues from non-broadcast digital and internet services, technical services, and non-media investments, included within “other.” Other and corporate are not reportable segments for either Sinclair or SBG.

As of December 31, 2024, STG, for which certain assets and results of operations are included in the local media segment and which is one of Sinclair and SBG’s wholly owned subsidiaries, was the primary obligor under the Bank Credit Agreement and the STG Notes. SBG and substantially all of STG’s subsidiaries are guarantors under the STG debt instruments. Sinclair’s Class A Common Stock and Class B Common Stock remain securities of Sinclair and not obligations or securities of STG.

For more information about our business, reportable segments, and our operating strategy, see Item 1. Business in this Annual Report on Form 10-K.

Summary of Significant Events

Content and Distribution
•In January 2024, Sinclair announced a comprehensive multi-year distribution agreement with Verizon for carriage on FiOS TV, covering Tennis Channel and SBG’s local television stations in 10 markets.
•In January 2024, Sinclair renewed its distribution agreement with the National Content & Technology Cooperative (“NCTC”) that allows NCTC’s member companies to opt into a multi-year retransmission consent agreement for SBG’s owned and operated stations and includes an agreement for Tennis Channel.
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
•In the third quarter 2024, Sinclair entered into a multi-year renewal with Altice USA for continued carriage of SBG’s broadcast stations and Tennis Channel on Altice’s Optimum and Suddenlink owned systems.
•In the third quarter 2024, Sinclair entered into a multi-year renewal with DIRECTV for continued carriage of SBG’s broadcast stations and Tennis Channel across DIRECTV, DIRECTV Stream, and U-verse.
•In October 2024, SBG launched the Rip City Television Network, a network of SBG affiliates throughout the Pacific Northwest to serve as the new television home of Trail Blazers starting with the 2024-25 season.
•In October 2024, Sinclair announced the launch of a soccer-focused podcast, “Unfiltered Soccer with Landon and Tim,” featuring former U.S. soccer stars Landon Donovan and Tim Howard.
•In November 2024, Tennis Channel introduced a direct-to-consumer streaming service that merges its flagship 24-hour network with extensive live and on-demand multicourt coverage.
•In the fourth quarter 2024, Sinclair finalized a renewal with DISH Network (“DISH”), for the continued multi-year carriage of SBG’s broadcast television stations and Tennis Channel on DISH’s direct broadcast satellite system.
•In January 2025, SBG and NBC announced a comprehensive multi-year agreement that renews station affiliation agreements for 21 of SBG’s owned and/or operated NBC affiliates and affiliations in five markets where SBG provides sales and other services under a joint sales agreement or marketing service agreement.

Corporate Social Responsibility Practices
•In March 2024, Sinclair launched Sinclair Cares: Supporting Children’s Literacy, a partnership with Reading Is Fundamental, the nation’s leading children’s literacy nonprofit, to create awareness around children’s literacy challenges and help get books into the hands of children across the U.S. through a virtual book drive.
•In April 2024, WBFF FOX 45, Baltimore’s #1 ranked news outlet, and the David D. Smith Family Foundation donated $50 thousand and $100 thousand, respectively, to the Maryland Tough Baltimore Strong Key Bridge Fund.
•In April 2024, Sinclair published its 2023 Corporate Social Responsibility report, detailing the Company’s achievements and progress in its social responsibility journey.
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

•In October 2024, Sinclair ran Sinclair Cares: Hurricane Helene Relief, a fundraising partnership with the Salvation Army and The United Way to assist with humanitarian relief efforts on the ground in Western North Carolina, South Carolina, Georgia, Florida, Virginia, and Tennessee in the aftermath of Hurricanes Helene and Milton. Including Sinclair’s corporate donation of $50,000, the campaign raised nearly $1.3 million in donations designated for delivering emergency aid, including food, water, shelter, and cleanup kits.
•For the year ended December 31, 2024, our newsrooms won a total of 232 journalism awards, including 22 regional and two national RTDNA Edward R. Murrow awards and 37 regional and one national Emmy awards.
•In January 2025, Sinclair and Tennis Channel announced Sinclair Cares: California Wildfires Relief, a fundraising partnership with the Salvation Army to provide disaster relief support across Southern California which helped provide critical aid, shelter, food, fresh water, and support for wildfire survivors and first responders in Los Angeles.

NextGen TV (ATSC 3.0)
•In April 2024, Sinclair announced the launch of its Broadspan datacasting platform to enable data distribution capability across all current Sinclair NextGen TV markets where it serves as the host station.
•In 2024, Sinclair, in coordination with other broadcasters, and led by BitPath, Sinclair’s joint venture with another broadcaster, deployed NextGen TV in the two additional markets below. This brings the total number of our markets in which NextGen TV has been deployed to 45:

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
•In January 2025, Sinclair joined with three broadcast peers and merged BitPath to form a new company, EdgeBeam Wireless, to provide robust wireless data services to a wide range of businesses and industries across the country.

Financing, Capital Allocation, and Shareholder Returns
•In January 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2, due September 30, 2026, for consideration of $25 million and during the first quarter of 2024 we repaid $34 million across all tranches of the Term Loan B in scheduled principal payments.
•For the year ended December 31, 2024, Sinclair paid dividends of $1.00 per share. In February 2025, Sinclair declared a quarterly cash dividend of $0.25 per share.
•In February 2025, Sinclair closed a new money financing and debt recapitalization to strengthen Sinclair’s balance sheet and better position it for long-term growth, which transactions are described more fully under Liquidity and Capital Resources below.

Other Events
•In January 2024, Sinclair announced that it has agreed, subject to Sinclair and Diamond Sports Group, LLC (“DSG”) completing definitive documentation, to a global settlement and release of all claims associated with the litigation filed by DSG and DSG’s wholly-owned subsidiary, Diamond Sports Net, LLC, in July 2023 and on March 1, 2024, the court approved the settlement. The settlement terms included Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair provided transition services to DSG to allow DSG to become a self-standing entity going forward. An initial payment of $50 million was made in March 2024, which was funded by Ventures, and the remaining $445 million was paid in April 2024, of which $347 million was paid by STG and $98 million was paid by Ventures. On January 2, 2025, DSG announced that it had emerged from bankruptcy, at which time, Sinclair’s and SBG’s equity interest in DSG was terminated.
•In December 2024, Sinclair acquired SK Telecom's stake in CAST.ERA, previously a joint venture with the leading mobile operator in South Korea, to develop wireless, cloud infrastructure and artificial intelligence technologies related to NextGen Broadcasting.

Industry Trends

•During the last few years, the number of subscribers to Distributor services in the United States has been declining, as technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where, and how they consume news, sports, and other entertainment, including through the so-called “cutting the cord” and other consumption strategies.
•The Distributor industry has continued to undergo significant consolidation, which gives top Distributors negotiating power.
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
•The FCC has permitted broadcast television stations to use their digital spectrum for a wide variety of services including multi-channel broadcasts. The FCC “must-carry” rules only apply to a station’s primary digital stream.
•Seasonal advertising increases within our local media segment occur in the second and fourth quarters due to the anticipation of certain seasonal and holiday spending by consumers.
•Broadcasters have found ways to increase returns on their news programming initiatives while continuing to maintain locally produced content through the use of news sharing arrangements.
•Viewership of content on connected or smart TV’s continues to rise which has led to the shifting of advertising spend to this content from other forms of media.
•Professional sporting events have begun to migrate back to broadcast television.
•Big Tech (such as Alphabet, Amazon, Apple, Meta, and Microsoft) has begun offering OTT platforms.
•Broadcast networks have begun launching and expanding their own DTC platforms.
•Advertising revenue on digital platforms continues to grow.
•Advertising revenue related to the Summer Olympics occurs in even numbered years. Advertising revenue related to the Winter Olympics also occurs in even numbered years but are two years apart from the Summer Olympics. The Super Bowl is aired on a different network each year. All of these popularly viewed events can have an impact on our advertising revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, program costs, income taxes and variable interest entities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

We consider the following accounting policies to be the most critical as they are important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. For a detailed discussion of the application of these and other accounting policies, see Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements.

Revenue Recognition. As discussed in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements, we generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television, digital platforms, and, prior to the Deconsolidation, the RSNs. Core and political advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is realized is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. As of December 31, 2024, Sinclair’s consolidated balance sheet included $2,082 million and $150 million of goodwill and indefinite-lived intangible assets, respectively, and SBG’s consolidated balance sheet included $2,016 million and $123 million of goodwill and indefinite-lived intangible assets, respectively. We evaluate long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of our asset groups may not be recoverable.

In the performance of our annual goodwill and indefinite-lived intangible asset impairment assessments we have the option to qualitatively assess whether it is more likely-than-not that the respective asset has been impaired. If we conclude that it is more-likely-than-not that a reporting unit or an indefinite-lived intangible asset is impaired, we apply the quantitative assessment, which involves comparing the estimated fair value of the reporting unit or indefinite-lived intangible asset to its respective carrying value. See Impairment of Goodwill, Indefinite-lived Intangible Assets and Other Long-lived Assets under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements for further discussion of the significant judgments and estimates inherent in both qualitatively assessing whether impairment may exist and estimating the fair values of the reporting units and indefinite-lived intangible assets if a quantitative assessment is deemed necessary.

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

Program Costs.  As discussed in Broadcast Television Programming under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements, we record an asset and corresponding liability for programming rights when the program is available for its first showing or telecast. These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in our consolidated balance sheets at the lower of unamortized cost or fair value, management estimates future advertising revenue to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation. If our estimates of future advertising revenues decline, amortization expense could be accelerated or fair value adjustments may be required.

Fair Value Measurements of Investments in Bally’s Securities. As discussed in Note 5. Other Assets and Note 17. Fair Value Measurements within Sinclair’s Consolidated Financial Statements, we entered into a commercial agreement with Bally’s Corporation (“Bally’s”) on November 18, 2020. As part of this arrangement, we received warrants and options to acquire common equity in the business. These financial instruments are measured each period at fair value. The fair value of the options are derived utilizing a Black Scholes valuation model which utilizes a number of inputs which most significantly includes the trading price of the underlying common stock and the exercise price of the options. The fair value of the warrants are primarily derived from the trading price of the underlying common stock and the exercise price of the warrants. The determination of the fair value of these financial instruments requires the Company to exercise judgment.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2024 and 2023, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions, and we record a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided. See Note 11. Income Taxes within Sinclair’s Consolidated Financial Statements and Note 10. Income Taxes within SBG’s Consolidated Financial Statements, for further discussion of accrued unrecognized tax benefits.

Variable Interest Entities (“VIEs”).  As discussed in Note 13. Variable Interest Entities within Sinclair’s Consolidated Financial Statements and Note 12. Variable Interest Entities within SBG’s Consolidated Financial Statements, we have determined that certain third-party licensees of stations for which we perform services pursuant to arrangements, including LMAs, JSAs, and SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.

Transactions with Related Parties. We have determined that we conduct certain business-related transactions with related persons or entities. See Note 14. Related Person Transactions within Sinclair’s Consolidated Financial Statements and Note 13. Related Person Transactions within SBG’s Consolidated Financial Statements for discussion of these transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements for a discussion of recent accounting policies and their impact on Sinclair’s and SBG’s financial statements.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, or December 31, respectively, for the year being discussed. As of December 31, 2024, we had two reportable segments for accounting purposes, local media and tennis.

Seasonality / Cyclicality

The operating results of our local media segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarters’ operating results are usually higher than the first and third quarters’ operating results because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our tennis segment are usually subject to cyclical fluctuations due to the amount and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters’ because of the amount and significance of tournaments that are played during those periods.

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2024, 2023, and 2022 (in millions).

	Years Ended December 31,
	2024	2023	2022
Media revenues	$3,511	$3,106	$3,894
Non-media revenues	37	28	34
Total revenues	3,548	3,134	3,928
Media programming and production expenses	1,661	1,611	1,942
Media selling, general and administrative expenses	794	747	812
Depreciation and amortization expenses	250	271	321
Amortization of program costs	74	80	90
Non-media expenses	53	49	44
Corporate general and administrative expenses	185	694	160
Loss (gain) on deconsolidation of subsidiary	—	10	(3,357)
(Gain) loss on asset dispositions and other, net of impairment	(20)	3	(64)
Operating income (loss)	$551	$(331)	$3,980
Net income (loss) attributable to Sinclair	$310	$(291)	$2,652

A discussion regarding our financial results and operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial results and operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (our “2023 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.sbgi.net/investor-relations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the years ended December 31, 2024, 2023, and 2022 (in millions):

				Percent Change Increase / (Decrease)
	2024	2023	2022	‘24 vs.‘23	‘23 vs.‘22
Revenue:
Distribution revenue	$1,543	$1,491	$1,531	4%	(3)%
Core advertising revenue	1,152	1,192	1,186	(3)%	1%
Political advertising revenue	405	44	332	n/m	(87)%
Other media revenue (a)	154	139	144	11%	(3)%
Media revenues (b)	$3,254	$2,866	$3,193	14%	(10)%

Operating Expenses:
Media programming and production expenses	$1,536	$1,488	$1,450	3%	3%
Media selling, general and administrative expenses (c)	742	694	704	7%	(1)%
Depreciation and amortization expenses	231	243	243	(5)%	—%
Amortization of program costs	74	80	90	(8)%	(11)%
Corporate general and administrative expenses	117	134	117	(13)%	15%
Non-media expenses	8	14	15	(43)%	(7)%
Gain on asset dispositions and other, net of impairment	(18)	(14)	(17)	29%	(18)%
Operating income	$564	$227	$591	n/m	(62)%
Interest expense including amortization of debt discount and deferred financing costs	$304	$305	$226	—%	35%
Gain on extinguishment of debt	$1	$15	$3	(93)%	n/m
Other income, net	$40	$33	$28	21%	18%

n/m - not meaningful
(a)Includes $26 million for the year ended December 31, 2022 of intercompany revenue related to certain services provided by the local media segment to other and the local sports segment, prior to the Deconsolidation, under management services agreements, which is eliminated in consolidation.
(b)Includes $9 million, $6 million, and $4 million for the years ended December 31, 2024, 2023, and 2022, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(c)Includes $13 million, $8 million, and $12 million for the years ended December 31, 2024, 2023, and 2022, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenues

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, increased $52 million or 4% in 2024, when compared to the same period in 2023. Contractual rate increases favorably impacted period-over-period distribution revenue by high-teen percentages for the year ended December 31, 2024. The increase in distribution revenue as a result of increased contractual rates was offset by a decrease in subscribers by low double-digit percentages for 2024.

Core advertising revenue. Core advertising revenue decreased $40 million in 2024, when compared to the same period in 2023, with no particular product/services category dominating the variance and was primarily a result of the political crowd out effect.

Political advertising revenue. Political advertising revenue increased $361 million in 2024, when compared to the same period in 2023, primarily due to 2024 being a presidential political year, compared to 2023 which was an off-year election cycle, and therefore only had a small number of political races and correspondingly less political advertising spend.

SINCLAIR, INC. RESULTS OF OPERATIONS
The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the years ended December 31, 2024, 2023, and 2022:

	Percent of Advertising Revenue
	2024	2023	2022
Syndicated/Other programming	35%	38%	35%
Local news	30%	29%	32%
Network programming (a)	17%	15%	19%
Sports programming (a)	16%	13%	11%
Paid programming	2%	5%	3%
(a)Sports programming includes both local and network sports programming. Network programming is exclusive of any network sports          programming.

The following table sets forth our affiliate percentages of advertising revenue for the years ended December 31, 2024, 2023, and 2022:

	# of	Percent of Advertising Revenue
	Channels	2024	2023	2022
ABC	40	27%	29%	28%
FOX	55	23%	24%	22%
CBS	30	20%	20%	19%
NBC	24	16%	12%	17%
CW	47	4%	5%	5%
MNT	39	3%	4%	3%
Other	406	7%	6%	6%
Total	641

Other media revenue. Other media revenue increased $15 million in 2024, when compared to the same period in 2023, primarily due to an increase related to providing certain services under management service agreements.

Expenses

Media programming and production expenses. Media programming and production expenses increased $48 million in 2024, when compared to the same period in 2023, primarily due to an increase in fees pursuant to network affiliation agreements as a result of increased contractual rates and an increase in information technology cost.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $48 million during 2024, when compared to the same period in 2023, primarily due to a $20 million increase in national sale commissions due to an increase in national advertising sales, a $14 million increase in third-party fulfillment costs from our digital business as a result of increased digital revenues, a $5 million increase in payment processing fees due to an increase in advertising revenue, a $3 million increase in employee compensation cost, and a $2 million increase in trade related expenses.

Amortization of program costs. The amortization of program costs decreased $6 million during 2024, when compared to the same period in 2023, primarily due to reduced programming costs.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Non-media expenses. Non-media expenses decreased $6 million during 2024, when compared to the same period in 2023, primarily related to a decrease in expenses associated with our broadcast technology related initiatives.

Depreciation and amortization expenses. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $12 million during 2024, when compared to the same period in 2023, primarily due to assets retired during 2024.

SINCLAIR, INC. RESULTS OF OPERATIONS
Interest expense including amortization of debt discount and deferred financing costs. Interest expense decreased by $1 million in 2024, when compared to the same period in 2023, primarily due to decreased interest expense related to our variable rate debt as a result of lower interest rates.

Gain on extinguishment of debt. For the year ended December 31, 2023, we repurchased $64 million in aggregate principal across multiple tranches of debt and recognized a gain on extinguishment of approximately $15 million. See Bank Credit Agreement and STG Notes under Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements.

Other income, net. For the year ended December 31, 2024, we recognized a $26 million gain related to the sale of certain broadcast related assets and $12 million in interest income.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

				Percent Change Increase / (Decrease)
	2024	2023	2022	‘24 vs.‘23	‘23 vs.‘22
Revenue:
Distribution revenue	$203	$189	$179	7%	6%
Core advertising revenue	39	37	33	5%	12%
Other media revenues	5	2	5	n/m	(60)%
Media revenues	$247	$228	$217	8%	5%

Operating Expenses:
Media programming and production expenses	$125	$115	$97	9%	19%
Media selling, general and administrative expenses (a)	53	41	47	29%	(13)%
Depreciation and amortization expenses	21	21	21	—%	—%
Corporate general and administrative expenses	2	1	—	n/m	n/m
Operating income	$46	$50	$52	(8)%	(4)%

n/m - not meaningful
(a)Includes $9 million, $6 million, and $4 million for years ended December 31, 2024, 2023, and 2022, respectively, of intercompany expense related to certain advertising services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for the right to distribute Tennis Channel, increased $14 million or 7% in 2024, when compared to the same period in 2023. Contractual rate increases favorably impacted period-over-period distribution revenue by low double-digit percentages for the year ended December 31, 2024. The increase in distribution revenue was offset by a decrease in subscribers by low single-digit percentages for 2024.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue increased $2 million in 2024, when compared to the same period in 2023, primarily due to a shift in the 2024 tournament calendar compared to the 2023 tournament calendar.

Expenses

Media programming and production expenses. Media programming and production expenses increased $10 million in 2024, when compared to the same period in 2023, primarily due to an increase in costs associated with the build-out, launch and marketing of the DTC platform.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $12 million in 2024, when compared to the same period in 2023, primarily due to an increase in expenses related to certain services provided by the local media segment, which is eliminated in consolidation, and employee compensation cost.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Other

The following table sets forth our revenue and expenses for our non-broadcast digital and internet solutions, technical sales and services, and non-media investments (collectively, “Other”) for the years ended December 31, 2024, 2023, and 2022 (in millions):

				Percent Change Increase / (Decrease)
	2024	2023	2022	‘24 vs.‘23	‘23 vs.‘22
Revenue:
Media revenues (a)	$33	$28	$51	18%	(45)%
Non-media revenues (b)	$43	$34	$44	26%	(23)%

Operating Expenses:
Media expenses (c)	$21	$35	$73	(40)%	(52)%
Non-media expenses (d)	$48	$39	$36	23%	8%
(Gain) loss on asset dispositions and other, net of impairments	$(2)	$18	$(12)	n/m	n/m
Operating income (loss)	$4	$(44)	$(9)	n/m	n/m
Income from equity method investments	$121	$31	$46	n/m	(33)%

n/m — not meaningful
(a)Media revenues for the years ended December 31, 2024, 2023, and 2022 include $13 million, $8 million, and $12 million, respectively, of intercompany revenues related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(b)Non-media revenues for the years ended December 31, 2024, 2023, and 2022 include $6 million, $6 million, and $10 million, respectively, of intercompany revenues related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(c)Media expenses for the years ended December 31, 2023 and 2022 include $2 million and $7 million, respectively, of intercompany expenses primarily related to certain services provided by the local media segment, which are eliminated in consolidation.
(d)Non-media expenses for the years ended December 31, 2024, 2023, and 2022 include $3 million, $4 million, and $7 million, respectively, of intercompany expenses related to certain services provided by the local media segment, which are eliminated in consolidation.

Revenue. Media revenues increased $5 million during 2024, when compared to the same period in 2023, primarily due to an increase in advertising revenue related to our digital initiatives of $10 million, offset by a decrease in revenue due the sale of the Stadium Network (“Stadium”) of $4 million. Non-media revenues increased $9 million during 2024, when compared to the same period in 2023, primarily due to an increase in broadcast equipment sales.

Expenses. Media expenses decreased $14 million during 2024, when compared to the same period in 2023, primarily due to the sale of Stadium. Non-media expenses increased $9 million during 2024, when compared to the same period in 2023, primarily due to an increase in expenses related to our technical services business and an increase in expenses associated with higher broadcast equipment sales.

(Gain) loss on asset dispositions and other, net of impairments. For the year ended December 31, 2023, we recognized a loss of $12 million related to the sale of Stadium.

Income from equity method investments. Income from equity method investments increased $90 million during 2024, when compared to the same period in 2023, primarily due to the sale of one of our investments for $93 million, which is included in income from equity method investments in our consolidated statements of operations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the years ended December 31, 2024, 2023, and 2022 (in millions):

				Percent Change Increase/ (Decrease)
	2024	2023	2022	‘24 vs.‘23	‘23 vs.‘22
Corporate general and administrative expenses	$185	$694	$160	(73)%	n/m
Loss (gain) on deconsolidation of subsidiary	$—	$10	$(3,357)	n/m	n/m
Income tax (provision) benefit	$(76)	$358	$(913)	n/m	n/m

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased $509 million in 2024, when compared to the same period in 2023, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 12. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements, most notably the previously disclosed $495 million DSG litigation settlement.

Income tax (provision) benefit. The 2024 income tax provision for our pre-tax income of $395 million resulted in an effective tax rate of 19.1%. The 2023 income tax benefit for our pre-tax loss of $637 million resulted in an effective tax rate of 56.3%. The decrease in the effective tax rate from 2023 to 2024 is primarily due to the 2023 benefit from the release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

As of December 31, 2024, we had a net deferred tax liability of $335 million as compared to a net deferred tax liability of $252 million as of December 31, 2023. The increase in net deferred tax liability primarily relates to changes in tax basis of our investment in DSIH.

As of December 31, 2024, we had $15 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect our effective tax rate. As of December 31, 2023, we had $14 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect our effective tax rate. We recognized $1 million of income tax expense for interest related to uncertain tax positions for both of the years ended December 31, 2024 and 2023. See Note 11. Income Taxes within Sinclair’s Consolidated Financial Statements for further information.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, or December 31, respectively, for the year being discussed. As of December 31, 2024, SBG had one reportable segment for accounting purposes, local media.

Seasonality / Cyclicality

The operating results of SBG’s local media segment are usually subject to cyclical fluctuations from political advertising.  In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarters’ operating results are usually higher than the first and third quarters’ operating results because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Consolidated Operating Data

The following table sets forth certain of SBG’s consolidated operating data for the years ended December 31, 2024, 2023, and 2022 (in millions).

	Years Ended December 31,
	2024	2023	2022
Media revenues	$3,254	$2,968	$3,894
Non-media revenues	—	10	34
Total revenues	3,254	2,978	3,928
Media programming and production expenses	1,536	1,543	1,942
Media selling, general and administrative expenses	742	719	812
Depreciation and amortization expenses	231	252	321
Amortization of program costs	74	80	90
Non-media expenses	8	24	44
Corporate general and administrative expenses	123	654	160
Loss (gain) on deconsolidation of subsidiary	—	10	(3,357)
Gain on asset dispositions and other, net of impairment	(18)	(2)	(64)
Operating income (loss)	$558	$(302)	$3,980
Net income (loss) attributable to SBG	$229	$(257)	$2,652

A discussion regarding SBG’s financial results and operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding SBG’s financial results and operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Item 7 of Part II of the 2023 Annual Report, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.sbgi.net/investor-relations.

Local Media Segment

Refer to Local Media Segment above under Sinclair’s Results of Operations for a discussion of SBG’s local media segment, which is the same as Sinclair’s local media segment for all of the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024 the unrestricted subsidiaries (as defined in the Bank Credit Agreement, “Unrestricted Subsidiaries”) represented 0% of SBG’s total assets. For the year ended December 31, 2024 the Unrestricted Subsidiaries represented 0% of SBG’s total revenues and (1%) of SBG’s total operating income (loss).

As of December 31, 2024 and for the year ended December 31, 2024 there were no restricted subsidiaries that were non-guarantors (as defined in the Bank Credit Agreement) of SBG.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Other

The following table sets forth SBG’s revenue and expenses for tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, “Other”) for the years ended December 31, 2023 and 2022 (in millions):

			Percent Change Increase / (Decrease)
	2023	2022	‘23 vs.‘22
Revenue:	(e)
Distribution revenue	$76	$179	(58)%
Core advertising revenue	29	74	(61)%
Other media revenues	3	15	(80)%
Media revenues (a)	$108	$268	(60)%
Non-media revenues (b)	$11	$44	(75)%

Operating Expenses:
Media expenses (c)	$86	$217	(60)%
Non-media expenses (d)	$10	$36	(72)%
Loss (gain) on asset dispositions and other, net of impairments	$13	$(12)	n/m
Operating income	$—	$43	n/m
Income from equity method investments	$31	$46	(33)%

n/m — not meaningful
(a)Media revenues for the years ended December 31, 2023 and 2022 include $3 million and $12 million, respectively, of intercompany revenues related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(b)Non-media revenues for the years ended December 31, 2023 and 2022 include $1 million and $10 million, respectively, of intercompany revenues related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(c)Media expenses for the years ended December 31, 2023 and 2022 include $1 million and $11 million, respectively, of intercompany expenses primarily related to certain services provided by the local media segment, which are eliminated in consolidation.
(d)Non-media expenses for the years ended December 31, 2023 and 2022 include $1 million and $7 million, respectively, of intercompany expenses related to certain services provided by the local media segment, which are eliminated in consolidation.
(e)Represents the activity prior to the Reorganization on June 1, 2023. There was no reportable activity for the June through December period in the year ended December 31, 2023 following the Reorganization on June 1, 2023. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG’s Consolidated Financial Statements.

Corporate and Unallocated Expenses

The following table presents SBG’s corporate and unallocated expenses for the years ended December 31, 2024, 2023, and 2022 (in millions):

				Percent Change Increase/ (Decrease)
	2024	2023	2022	‘24 vs.‘23	‘23 vs.‘22
Corporate general and administrative expenses	$123	$654	$160	(81)%	n/m
Loss (gain) on deconsolidation of subsidiary	$—	$10	$(3,357)	n/m	n/m
Income tax (provision) benefit	$(60)	$359	$(913)	n/m	n/m

n/m — not meaningful

Corporate general and administrative expenses.  The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased $531 million in 2024, when compared to the same period in 2023, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 11. Commitments and Contingencies within SBG’s Consolidated Financial Statements, most notably the previously disclosed $495 million DSG litigation settlement.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Income tax (provision) benefit. The 2024 income tax provision for SBG’s pre-tax income of $295 million resulted in an effective tax rate of 20.3%. The 2023 income tax benefit for SBG’s pre-tax loss of $604 million resulted in an effective tax rate of 59.4%. The decrease in the effective tax rate from 2023 to 2024 is primarily due to the 2023 benefit from the release of valuation allowance on deferred tax assets relating to deductibility of interest expense under the IRC Section 163(j).

As of December 31, 2024, SBG had a net deferred tax liability of $373 million as compared to a net deferred tax liability of $283 million as of December 31, 2023. The increase in net deferred tax liability primarily relates to changes in tax basis of SBG’s investment in DSIH.

As of December 31, 2024, SBG had $13 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect SBG’s effective tax rate. As of December 31, 2023, SBG had $12 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect SBG’s effective tax rate. SBG recognized $1 million of income tax expense for interest related to uncertain tax positions for both of the years ended December 31, 2024 and 2023. See Note 10. Income Taxes within SBG’s Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, Sinclair had net working capital of approximately $880 million, including $697 million in cash and cash equivalent balances and approximately $650 million of available borrowing capacity. As of December 31, 2024, cash on hand, cash generated by Sinclair’s operations, and borrowing capacity under the Bank Credit Agreement were used as Sinclair’s primary sources of liquidity.

As of December 31, 2024, SBG had net working capital of approximately $447 million, including $291 million in cash and cash equivalent balances and approximately $650 million of available borrowing capacity. As of December 31, 2024, cash on hand, cash generated by SBG’s operations, and borrowing capacity under the Bank Credit Agreement were used as SBG’s primary sources of liquidity.

As of December 31, 2024, the Bank Credit Agreement included a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which required such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of December 31, 2024, the STG first lien leverage ratio was below 4.5x. Under the Bank Credit Agreement, a financial maintenance covenant was only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each fiscal quarter, was drawn under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of December 31, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contained other restrictions and covenants with which STG was in compliance as of December 31, 2024.

In January 2024, STG purchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million.

For the year ending December 31, 2025, Sinclair expects capital expenditures to be within the range of $83 million to $86 million, primarily related to station technical, maintenance, and building projects, and SBG expects capital expenditures to be within the range of $81 million to $84 million, primarily related to station technical, maintenance, and building projects.

Sinclair and SBG have various contractual obligations which are recorded as liabilities in Sinclair’s and SBG’s consolidated financial statements, such as notes payable, finance leases, and commercial bank financing; operating leases; and active television program contracts. Certain other contractual obligations have not been recognized as liabilities in Sinclair’s and SBG’s consolidated financial statements, such as certain future television program contracts and network programming rights. Active television program contracts are included in Sinclair’s and SBG’s balance sheets as an asset and liability while future television program contracts are excluded until the cost is known, the program is available for its first showing or telecast, and the licensee has accepted the program. Industry protocol typically enables us to make payments for television program contracts on a three-month lag, which differs from the contractual timing. As of December 31, 2024, Sinclair’s and SBG’s significant contractual obligations included:

Sinclair:
•Total debt of Sinclair, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, of $4,129 million, including current debt, due within the next 12 months, of $38 million.
•Interest due on Sinclair’s total debt in the next twelve months of $274 million, including interest estimated on Sinclair’s variable rate debt calculated at an effective weighted average interest rate of 7.66% as of December 31, 2024.
•Sinclair’s contractual amounts owed through the expiration date of the underlying agreement for active and future television program contracts, network programming rights, and Tennis programming rights of $2,548 million, including $1,084 million due within the next 12 months. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the previous amounts based on current subscriber amounts.

LIQUIDITY AND CAPITAL RESOURCES
SBG:
•Total debt of SBG, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, of $4,129 million, including current debt, due within the next 12 months, of $38 million.
•Interest due on SBG’s total debt in the next twelve months of $274 million, including interest estimated on SBG’s variable rate debt calculated at an effective weighted average interest rate of 7.66% as of December 31, 2024.
•SBG’s contractual amounts owed through the expiration date of the underlying agreement for active and future television program contracts and network programming rights of $2,172 million, including $1,023 million due within the next 12 months. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the previous amounts based on current subscriber amounts.

See Note 6. Notes Payable and Commercial Bank Financing, Note 7. Leases, and Note 8. Program Contracts within Sinclair’s Consolidated Financial Statements and Note 6. Notes Payable and Commercial Bank Financing, Note 7. Leases, and Note 8. Program Contracts within SBG’s Consolidated Financial Statements for further information.

In February 2025, STG substantially completed a series of financing transactions, including a new money financing and debt recapitalization, which strengthened the Company’s balance sheet and better positioned it for long-term growth. STG’s nearest term maturity, Term Loan B-2 due 2026, was repaid with proceeds from the issuance of a new first-out first lien secured bond, along with the extension of maturities of other debt tranches, which significantly extended STG’s maturity profile. See Note 18. Subsequent Events within Sinclair’s Consolidated Financial Statements and Note 16. Subsequent Events within SBG’s Consolidated Financial Statements, for further information.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment’s operations, and borrowing capacity under the Amended Credit Agreement and the New Credit Agreement will be sufficient to satisfy the local media segment’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from SBG, the tennis segment and other’s operations will be sufficient to satisfy SBG’s, the tennis segment and other’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, and other geopolitical matters, natural disasters, and pandemics, and their resulting effect on the economy, Sinclair’s and SBG’s advertisers, and Sinclair’s and SBG’s Distributors and their subscribers, could affect Sinclair’s and SBG’s liquidity and first lien leverage ratio which could affect Sinclair’s and SBG’s ability to access the full borrowing capacity under the New Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt (including, for example, an accounts receivable securitization facility), the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair’s cash flows for the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Net cash flows from operating activities	$98	$235	$799
Cash flow from (used in) investing activities:
Acquisition of property and equipment	$(84)	$(92)	$(105)
Deconsolidation of subsidiary cash	—	—	(315)
Purchases of investments	(50)	(72)	(75)
Distributions and proceeds from investments	203	206	99
Other, net	8	10	15
Net cash flows from (used in) investing activities	$77	$52	$(381)
Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$728
Repayments of notes payable, commercial bank financing, and finance leases	(61)	(85)	(863)
Repurchase of outstanding Class A Common Stock	—	(153)	(120)
Dividends paid on Class A and Class B Common Stock	(66)	(65)	(70)
Dividends paid on redeemable subsidiary preferred equity	—	—	(7)
Repurchase of redeemable subsidiary preferred equity	—	(190)	—
Distributions to noncontrolling interests	(12)	(13)	(12)
Other, net	(1)	(3)	(9)
Net cash flows used in financing activities	$(140)	$(509)	$(353)

Operating Activities

Net cash flows from Sinclair’s operating activities decreased for the year ended December 31, 2024, when compared to the same period in 2023, primarily due to the payment of the DSG litigation settlement and an increase in production and overhead costs, partially offset by an increase in cash collections related to political revenue and Distributors.

Investing Activities

Net cash flows from Sinclair’s investing activities increased for the year ended December 31, 2024, when compared to the same period in 2023, primarily due to a decrease in the purchase of investments in the current period.

Financing Activities

Net cash flows used in Sinclair’s financing activities decreased for the year ended December 31, 2024, when compared to the same period in 2023, primarily due to the repurchase of outstanding Common Stock and the redeemable subsidiary preferred equity in the prior period and a decrease in the repayment of debt in the current period.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG’s cash flows for the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Net cash flows from operating activities	$71	$260	$799
Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(80)	$(90)	$(105)
Deconsolidation of subsidiary cash	—	—	(315)
Purchases of investments	(4)	(39)	(75)
Distributions and proceeds from investments	43	204	99
Other, net	3	9	15
Net cash flows (used in) from investing activities	$(38)	$84	$(381)
Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$728
Repayments of notes payable, commercial bank financing, and finance leases	(61)	(85)	(863)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	(153)	(120)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	(18)	(70)
Dividends paid on redeemable subsidiary preferred equity	—	—	(7)
Repurchase of redeemable subsidiary preferred equity	—	(190)	—
Contributions from (distribution to) member, net	10	(448)	—
Distributions to noncontrolling interests	(10)	(12)	(12)
Other, net	—	(3)	(9)
Net cash flows used in financing activities	$(61)	$(909)	$(353)

Operating Activities

Net cash flows from SBG’s operating activities decreased for the year ended December 31, 2024, when compared to the same period in 2023, primarily due to the payment of the DSG litigation settlement and an increase in production and overhead costs, partially offset by an increase in cash collections related to political revenue and Distributors, as well as the impact of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG’s Consolidated Financial Statements.

Investing Activities

Net cash flows used in SBG’s investing activities increased for the year ended December 31, 2024, when compared to the same period in 2023, primarily due to the $193 million A/R Facility principal payment received from Diamond Sports Finance SPV, LLC in the prior period, offset by a decrease in the purchases of investments in the current period, as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG’s Consolidated Financial Statements, and a decrease in the acquisition of property and equipment in the current period.

Financing Activities

Net cash flows used in SBG’s financing activities decreased for the year ended December 31, 2024, when compared to the same period in 2023, primarily due to a decrease in the repayment of debt in the current period and an increase in net contributions from member in the current period, as a result of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG’s Consolidated Financial Statements, and the repurchase of outstanding Old Sinclair Common Stock, dividends paid on Old Sinclair Class A and Class B Common Stock, and the repurchase of the redeemable subsidiary preferred equity in the prior period.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sinclair and SBG are exposed to market risk from changes in interest rates and consider entering into derivative instruments primarily for the purpose of reducing the impact of changing interest rates on our floating rate debt and to reduce the impact of changing fair market values on Sinclair’s and SBG’s fixed rate debt. See Note 6. Notes Payable and Commercial Bank Financing within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements for further discussion. During the year ended December 31, 2023, STG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of STG’s exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and STG receives a floating rate of interest based on SOFR. See Hedge Accounting in Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap in Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements. See Hedge Accounting in Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap in Note 6. Notes Payable and Commercial Bank Financing within SBG’s Consolidated Financial Statements. Sinclair and SBG did not have any outstanding derivative instruments during the year ended December 31, 2022.

Sinclair and SBG are exposed to risk from the changing interest rates of their variable rate debt issued under the Bank Credit Agreement. Based on Sinclair and SBG’s total variable rate debt under the Bank Credit Agreement as of December 31, 2024 of $2,620 million Sinclair and SBG estimate that adding 1% to respective interest rates would result in an increase in each of Sinclair and SBG’s interest expense of $26 million, exclusive of any impact of our interest rate swap and prior to the impact of the refinancing activities discussed within Note 18. Subsequent Events within Sinclair’s Consolidated Financial Statements and Note 16. Subsequent Events within SBG’s Consolidated Financial Statements.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2024.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Each of Sinclair’s and SBG’s management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2024.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The term “internal control over financial reporting,” as defined in Rules 13a-15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer and effected by its Board of Directors or Board of Managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Sinclair’s and SBG’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with authorizations of management or its Board of Directors or Board of Managers; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Sinclair’s and SBG’s assets that could have a material adverse effect on Sinclair’s and SBG’s financial statements.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of December 31, 2024, each of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair’s and SBG’s disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Sinclair’s and SBG’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of Sinclair’s and SBG’s management, including Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer, Sinclair and SBG assessed the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on Sinclair’s and SBG’s assessment, Sinclair’s and SBG’s management has concluded that, as of December 31, 2024, Sinclair’s and SBG’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Sinclair’s and SBG’s internal control over financial reporting as of December 31, 2024 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Sinclair’s and SBG’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Sinclair’s and SBG’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including each of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer, do not expect that Sinclair’s and SBG’s disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within each company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 ITEM 9B.                                       OTHER INFORMATION

During the three months ended December 31, 2024, none of Sinclair’s or SBG’s directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Annual Incentive Plan

On February 25, 2025, the Board adopted the Sinclair, Inc. Annual Incentive Plan (the “Plan”). The Plan is a cash-based incentive program which is intended to provide awards to certain employees of the Company to motivate them to perform to the best of their abilities and achieve the Company’s objectives. The Compensation Committee is responsible for administering the Plan and, in its sole discretion, will provide eligible participants, including any executive, officer, key employee or other Committee-designated employee of the Company or of an affiliate, the opportunity to earn specific cash bonuses for a given performance period. Performance periods are determined by the Compensation Committee and may be divided into one or more shorter periods. As an example, the Compensation Committee may desire to measure some performance criteria over a twelve- month period and other criteria over a three-month period. The Compensation Committee, in its sole discretion, will select the eligible participants for any performance period and an employee who is a participant for a given performance period in no way is guaranteed or assured of being selected for participation in any subsequent performance period or periods.

Under the Plan, the Compensation Committee will establish a target award, at 100% target level of achievement, for each participant, which may be a percentage of a participant’s annual base salary as of the beginning or end of the performance period or a fixed dollar amount. Furthermore, the Compensation Committee will, in its sole discretion, determine the performance goals applicable to any target award from the criteria set forth in the Plan, including, by way of example only, unlevered free cash flow, stock price and relative total stockholder return. These performance goals may include threshold levels of performance below which no actual award will be paid, levels of performance at which specified percentages of the target award will be paid and may also include a maximum level of performance above which no additional actual award amount will be paid. The Compensation Committee may, in its sole discretion, increase, reduce, or eliminate a participant’s actual award. Each actual award under the Plan will be paid in cash (or its equivalent).

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2025 Annual Meeting of Stockholders under the captions, “Directors, Executive Officers and Key Employees,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics,” “Corporate Governance,” and “Related Person Transactions,” as applicable, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2025 Annual Meeting of Stockholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2024,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2025 Annual Meeting of Stockholders under the caption, “Security Ownership of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2025 Annual Meeting of Stockholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2025 Annual Meeting of Stockholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024 and is incorporated by reference in this report.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

The following consolidated financial statements of Sinclair, Inc. required by this item are submitted in a separate section beginning on page F-1 of this report.

Sinclair, Inc. Financial Statements:	Page:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022	F-5
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022	F-6
Consolidated Statement of Equity for the Year Ended December 31, 2024 and Consolidated Statements of Equity (Deficit) and Redeemable Noncontrolling Interests for the Years Ended December 31, 2023 and 2022
F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022	F-10
Notes to Consolidated Financial Statements	F-11

The following consolidated financial statements of Sinclair Broadcast Group, LLC required by this item are submitted in a separate section beginning on page F-50 of this report.

Sinclair Broadcast Group, LLC Financial Statements:	Page:
Report of Independent Registered Public Accounting Firm	F-51
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-53
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022	F-54
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022	F-55
Consolidated Statement of Member's Deficit for the Year Ended December 31, 2024, Consolidated Statement of Member's Equity (Deficit) and Redeemable Noncontrolling Interests for the Year Ended December 31, 2023, and Consolidated Statement of (Deficit) Equity and Redeemable Noncontrolling Interests for the Year Ended December 31, 2022
F-56
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022	F-59
Notes to Consolidated Financial Statements	F-60

(a) (2)  Financial Statements Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the accompanying notes.

(a) (3)  Exhibits

The following exhibits are filed with this report:

EXHIBIT NO.	EXHIBIT DESCRIPTION
2.1
Agreement of Share Exchange and Plan of Reorganization, dated as of April 3, 2023, by and among Old Sinclair, Sinclair, and Sinclair Holdings (incorporated by reference from Exhibit 2.1 to Old Sinclair’s Current Report on Form 8-K filed April 3, 2023).

3.1	Articles of Amendment and Restatement of Sinclair, Inc., effective June 1, 2023 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)
3.2	Amended and Restated Bylaws of Sinclair, Inc., effective June 1, 2023 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)
3.3	Articles of Share Exchange between Sinclair Broadcast Group, Inc. and Sinclair, Inc. (Incorporated by reference from Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.4
Articles of Conversion of Sinclair Broadcast Group, Inc. into Sinclair Broadcast Group, LLC effective June 1, 2023. (Incorporated by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023.)

3.5	Articles of Organization of Sinclair Broadcast Group, LLC dated June 1, 2023. (Incorporated by reference from Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023.)
3.6	Operating Agreement of Sinclair Broadcast Group, LLC dated June 1, 2023. (Incorporated by reference from Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023.)
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

4.4	Description of Sinclair, Inc.'s Class A Common Stock. (Incorporated by reference from Exhibit 4.4 to Sinclair, Inc.’s Annual Report on Form 10-K filed February 29. 2024.)
10.1*	Sinclair, Inc. 2022 Stock Incentive Plan (Incorporated by reference from Exhibit A to Old Sinclair's Proxy Statement on Schedule 14A filed April 22, 2022.)
10.2*	Form of Restricted Stock Award Agreement - March 2024 Grants. (Incorporated by reference from Exhibit 10.1 to Sinclair, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2024.)
10.3*	Form of Stock Appreciation Rights Agreement - March 2024 Grants. (Incorporated by reference from Exhibit 10.2 to Sinclair. Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2024.)
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

10.6*
Second Amended and Restated Employment Agreement Sinclair, Inc, Sinclair, Broadcast Group LLC, and Christopher Ripley dated August 8, 2024. (Incorporated by reference from Exhibit 10.1 to Sinclair, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2024.)

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

10.10*
Employment Agreement by and between Sinclair, Inc., Sinclair Broadcast Group, LLC, and David B. Gibber dated March 27, 2024. (Incorporated by reference from Exhibit 10.3 to Sinclair, Inc.’s Quarterly Report on Form 10-Q Filed on May 10, 2024.)

10.11
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

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.14
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.27 to Old Sinclair's Annual Report on Form 10-K filed March 5, 2010.)

10.15
Amendment No. 1 to Lease dated as of January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Exhibit 10.34 to Old Sinclair’s Annual Report on Form 10-K filed on March 12, 2013.)

10.16
Amendment No. 2 to Lease dated as of January 1, 2024 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Exhibit 10.15 to Sinclair, Inc.’s Annual Report on Form 10-K filed on February 29, 2024.)

10.17
Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.). (Incorporated by reference from Old Sinclair's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.18
Professional Services Agreement dated as of March 2, 2022 by and between Executive Flight Solutions, LLC and Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.). (Incorporated by reference from Exhibit 10.17 to Sinclair, Inc.’s Annual Report on Form 10-K filed on February 29, 2024.)

10.19
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

10.20
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

10.21
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

10.22
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

10.23
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

10.24
Omnibus Assignment, Assumption and Amendment Agreement, by and between Old Sinclair and New Sinclair, effective as of June 1, 2023. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)

19†	Sinclair, Inc. Policy Memorandum Concerning Securities Trading (as amended effective June 1, 2023).
21†	Significant Subsidiaries of Sinclair and SBG.
23†	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included on the Signatures page of this Annual Report on Form 10-K.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.4	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1‡	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2‡	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

EXHIBIT NO.	EXHIBIT DESCRIPTION
32.3‡	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.4‡	Certification by Lucy A. Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
97.1
Sinclair, Inc. Incentive-Based Compensation Clawback Policy, effective as of October 2, 2023. (Incorporated by reference from Exhibit 97.1 to Sinclair, Inc.’s Annual Report on Form 10-K filed on February 29, 2024.)

99.1	Stockholders’ Agreement dated as of June 1, 2023 by and among the Smith Brothers. (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)
101†	The Company's Consolidated Financial Statements and related Notes for the year ended December 31, 2024 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).**

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

† Filed herewith.

‡ In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)  Exhibits

The exhibits required by this Item are listed under Item 15 (a) (3).

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2025.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ Christopher S. Ripley
Christopher S. Ripley
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading “Signature” constitutes and appoints Christopher S. Ripley as his true and lawful attorney-in-fact acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, each acting alone, may lawfully do or cause to be done in virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sinclair, Inc. and Sinclair Broadcast Group, LLC and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher S. Ripley
Christopher S. Ripley	President and Chief Executive Officer	February 26, 2025

/s/ Lucy A. Rutishauser
Lucy A. Rutishauser	Executive Vice President and Chief Financial Officer	February 26, 2025

/s/ David R. Bochenek
David R. Bochenek	Senior Vice President and Chief Accounting Officer	February 26, 2025

/s/ David D. Smith
David D. Smith	Chairman of the Board and Executive Chairman	February 26, 2025

/s/ Frederick G. Smith
Frederick G. Smith	Director (Sinclair) and Manager (SBG)	February 26, 2025

/s/ J. Duncan Smith
J. Duncan Smith	Director (Sinclair) and Manager (SBG)	February 26, 2025

/s/ Robert E. Smith
Robert E. Smith	Director (Sinclair) and Manager (SBG)	February 26, 2025

/s/ Laurie R. Beyer
Laurie R. Beyer	Director (Sinclair) and Manager (SBG)	February 26, 2025

/s/ Benjamin S. Carson, Sr.
Benjamin S. Carson, Sr.	Director (Sinclair) and Manager (SBG)	February 26, 2025

/s/ Howard E. Friedman
Howard E. Friedman	Director (Sinclair) and Manager (SBG)	February 26, 2025

/s/ Daniel C. Keith
Daniel C. Keith	Director (Sinclair) and Manager (SBG)	February 26, 2025

/s/ Benson E. Legg
Benson E. Legg	Director (Sinclair) and Manager (SBG)	February 26, 2025

SINCLAIR, INC.

INDEX TO FINANCIAL STATEMENTS OF SINCLAIR, INC.

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022	F-5

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022	F-6

Consolidated Statement of Equity for the Year Ended December 31, 2024 and Consolidated Statements of Equity (Deficit) and Redeemable Noncontrolling Interests for the Years Ended December 31, 2023 and 2022
F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022	F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair, Inc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, of comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2024, of equity for the year ended December 31, 2024, of equity and redeemable noncontrolling interests for the year ended December 31, 2023, and of (deficit) equity and redeemable noncontrolling interests for the year ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Revenue Recognition – Local Media Segment Advertising Revenue

As discussed in Note 1 to the consolidated financial statements, the Company recorded advertising revenue of $1,557 million relating to the local media segment for the year ended December 31, 2024. Advertising revenue is generated primarily from the sale of advertising spots/impressions. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered.

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
February 26, 2025

We have served as the Company’s auditor since 2009.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$697	$662
Accounts receivable, net of allowance for doubtful accounts of $6 and $4, respectively	637	616
Income taxes receivable	5	8
Prepaid expenses and other current assets	146	189
Total current assets	1,485	1,475
Property and equipment, net	705	715
Operating lease assets	123	142
Goodwill	2,082	2,082
Indefinite-lived intangible assets	150	150
Customer relationships, net	302	369
Other definite-lived intangible assets, net	328	410
Other assets	710	742
Total assets (a)	$5,885	$6,085

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$416	$913
Current portion of notes payable, finance leases, and commercial bank financing	38	36
Current portion of operating lease liabilities	22	21
Current portion of program contracts payable	69	76
Other current liabilities	60	57
Total current liabilities	605	1,103
Notes payable, finance leases, and commercial bank financing, less current portion	4,091	4,139
Operating lease liabilities, less current portion	130	152
Program contracts payable, less current portion	13	14
Deferred tax liabilities	335	252
Other long-term liabilities	195	204
Total liabilities (a)	5,369	5,864
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 42,642,126 and 39,737,682 shares issued and outstanding, respectively	1	1
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	570	517
Retained earnings (accumulated deficit)	10	(234)
Accumulated other comprehensive income	2	1
Total Sinclair shareholders’ equity	583	285
Noncontrolling interests	(67)	(64)
Total equity	516	221
Total liabilities and equity	$5,885	$6,085

The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2024 and 2023 include total assets of Variable Interest Entities (“VIEs”) of $70 million and $85 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2024 and 2023 include total liabilities of the VIEs of $16 million and $17 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 13. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In millions, except share and per share data)

	2024	2023	2022
REVENUES:
Media revenues	$3,511	$3,106	$3,894
Non-media revenues	37	28	34
Total revenues	3,548	3,134	3,928

OPERATING EXPENSES:
Media programming and production expenses	1,661	1,611	1,942
Media selling, general and administrative expenses	794	747	812
Amortization of program costs	74	80	90
Non-media expenses	53	49	44
Depreciation of property and equipment	101	105	100
Corporate general and administrative expenses	185	694	160
Amortization of definite-lived intangible and other assets	149	166	221
Loss (gain) on deconsolidation of subsidiary	—	10	(3,357)
(Gain) loss on asset dispositions and other, net of impairment	(20)	3	(64)
Total operating expenses (gains)	2,997	3,465	(52)
Operating income (loss)	551	(331)	3,980

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(304)	(305)	(296)
Gain on extinguishment of debt	1	15	3
Income from equity method investments	118	29	56
Other income (expense), net	29	(45)	(129)
Total other expense, net	(156)	(306)	(366)
Income (loss) before income taxes	395	(637)	3,614
INCOME TAX (PROVISION) BENEFIT	(76)	358	(913)
NET INCOME (LOSS)	319	(279)	2,701
Net loss (income) attributable to the redeemable noncontrolling interests	—	4	(20)
Net income attributable to the noncontrolling interests	(9)	(16)	(29)
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR	$310	$(291)	$2,652

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings (loss) per share	$4.72	$(4.46)	$37.54
Diluted earnings (loss) per share	$4.69	$(4.46)	$37.54
Basic weighted average common shares outstanding (in thousands)	65,782	65,125	70,653
Diluted weighted average common and common equivalent shares outstanding (in thousands)	66,096	65,125	70,656

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In millions)

	2024	2023	2022
Net income (loss)	$319	$(279)	$2,701
Unrealized gain on interest rate swap, net of taxes	1	—	—
Adjustments to post-retirement obligations, net of taxes	—	—	3
Share of other comprehensive gain of equity method investments	—	—	3
Comprehensive income (loss)	320	(279)	2,707
Comprehensive loss (income) attributable to redeemable noncontrolling interests	—	4	(20)
Comprehensive income attributable to noncontrolling interests	(9)	(16)	(29)
Comprehensive income (loss) attributable to Sinclair	$311	$(291)	$2,658

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENT OF (DEFICIT) EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2022
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

SINCLAIR, INC.
CONSOLIDATED STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
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

SINCLAIR, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2024
(In millions, except share data)

	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2023	39,737,682	$1	23,775,056	$—	$517	$(234)	$1	$(64)	$221
Dividends declared and paid on Class A and Class B Common Stock ($1.00 per share)	—	—	—	—	—	(66)	—	—	(66)
Class A Common Stock issued pursuant to employee benefit plans	2,904,444	—	—	—	53	—	—	—	53
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive income	—	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	310	—	9	319
BALANCE, December 31, 2024	42,642,126	$1	23,775,056	$—	$570	$10	$2	$(67)	$516

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In millions)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$319	$(279)	$2,701
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of sports programming rights	—	—	326
Amortization of definite-lived intangible and other assets	149	166	221
Depreciation of property and equipment	101	105	100
Amortization of program costs	74	80	90
Stock-based compensation	51	45	50
Deferred tax provision (benefit)	82	(358)	906
(Gain) loss on asset dispositions and other, net of impairment	(16)	3	(11)
Loss (gain) on deconsolidation of subsidiary	—	10	(3,357)
Income from equity method investments	(118)	(29)	(56)
Loss from investments	7	91	133
Distributions from investments	31	32	87
Sports programming rights payments	—	—	(325)
Rebate payments to distributors	—	—	(15)
Gain on extinguishment of debt	(1)	(15)	(3)
Changes in assets and liabilities, net of acquisitions and deconsolidation of subsidiary:
(Increase) decrease in accounts receivable	(28)	(8)	20
Decrease (increase) in prepaid expenses and other current assets	33	(32)	(96)
(Decrease) increase in accounts payable and accrued and other current liabilities	(495)	512	(14)
Net change in current and long-term net income taxes payable/receivable	(11)	(3)	147
Decrease in program contracts payable	(80)	(88)	(103)
Other, net	—	3	(2)
Net cash flows from operating activities	98	235	799
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(84)	(92)	(105)
Deconsolidation of subsidiary cash	—	—	(315)
Purchases of investments	(50)	(72)	(75)
Distributions and proceeds from investments	203	206	99
Other, net	8	10	15
Net cash flows from (used in) investing activities	77	52	(381)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	728
Repayments of notes payable, commercial bank financing, and finance leases	(61)	(85)	(863)
Repurchase of outstanding Class A Common Stock	—	(153)	(120)
Dividends paid on Class A and Class B Common Stock	(66)	(65)	(70)
Dividends paid on redeemable subsidiary preferred equity	—	—	(7)
Repurchase of redeemable subsidiary preferred equity	—	(190)	—
Distributions to noncontrolling interests, net	(12)	(13)	(12)
Other, net	(1)	(3)	(9)
Net cash flows used in financing activities	(140)	(509)	(353)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	35	(222)	65
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	662	884	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$697	$662	$884

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair, Inc. (“Sinclair”) is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations and digital platform. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, sports, and other original programming produced by us and our owned networks. Additionally, we own digital media companies that are complementary to our extensive portfolio of television station related digital properties and we have interests in, own, manage, and/or operate technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2024, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to LMAs, or provide sales services and other non-programming operating services pursuant to other outsourcing agreements, such as JSAs and SSAs. These stations broadcast 641 channels as of December 31, 2024. For the purpose of this report, these 185 stations and 641 channels are referred to as “our” stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; T2 FAST, a 24-hour a day free ad-supported streaming television channel; and Tennis.com. Prior to the Deconsolidation on March 1, 2022 (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), we had one additional reportable segment, local sports. This segment consisted of regional sports networks (“RSNs”) which owned the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and VIEs for which we are the primary beneficiary. Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of our consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of our control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

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

Company Reorganization

On April 3, 2023, the company formerly known as Sinclair Broadcast Group, Inc., a Maryland corporation (“Old Sinclair”), entered into an Agreement of Share Exchange and Plan of Reorganization (the “Share Exchange Agreement”) with Sinclair, and Sinclair Holdings, LLC, a Maryland limited liability company (“Sinclair Holdings”). The purpose of the transactions contemplated by the Share Exchange Agreement was to affect a holding company reorganization in which Sinclair would become the publicly-traded parent company of Old Sinclair.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective at 12:00 am Eastern U.S. time on June 1, 2023 (the “Share Exchange Effective Time”), pursuant to the Share Exchange Agreement and Articles of Share Exchange filed with the Maryland State Department of Assessments and Taxation, the share exchange between Sinclair and Old Sinclair was completed (the “Share Exchange”). In the Share Exchange, (i) each share or fraction of a share of Old Sinclair’s Class A common stock, par value $0.01 per share (“Old Sinclair Class A Common Shares”), outstanding immediately prior to the Share Exchange Effective Time was exchanged on a one-for-one basis for an equivalent share of Sinclair’s Class A common stock, par value $0.01 per share (“Sinclair Class A Common Shares”), and (ii) each share or fraction of a share of Old Sinclair’s Class B common stock, par value $0.01 per share (“Old Sinclair Class B Common Shares”), outstanding immediately prior to the Share Exchange Effective Time was exchanged on a one-for-one basis for an equivalent share of Sinclair’s Class B common stock, par value $0.01 per share (“Sinclair Class B Common Shares”).

Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to a Maryland limited liability company named Sinclair Broadcast Group, LLC (“SBG”). On the day following the Share Exchange Effective Time (June 2, 2023), Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the “Transferred Assets”) to Sinclair Ventures, LLC, a new indirect wholly-owned subsidiary of Sinclair (“Ventures”). We refer to the Share Exchange and the related steps described above collectively as the “Reorganization.” The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Compulse, a marketing technology and managed services company, and Tennis Channel and related assets. As a result of the Reorganization, the local media segment assets are owned and operated by SBG and the assets of the tennis segment and the Transferred Assets are owned and operated by Ventures.

At the Share Exchange Effective Time, Sinclair’s articles of incorporation and bylaws were amended and restated to be the same in all material respects as the existing articles of incorporation and bylaws of Old Sinclair immediately prior to the Share Exchange. As a result, the Sinclair Class A Common Shares confer upon the holders thereof the same rights with respect to Sinclair that the holders of the Old Sinclair Class A Common Shares had with respect to Old Sinclair, and the Sinclair Class B Common Shares confer upon the holders thereof the same rights with respect to Sinclair that the holders of the Old Sinclair Class B Common Shares had with respect to Old Sinclair. Sinclair’s Board of Directors, including its committees, and senior management team immediately after the Share Exchange were the same as Old Sinclair’s immediately before the Share Exchange.

The Reorganization is considered a transaction between entities under common control and as SBG and Ventures are both subsidiaries of Sinclair, there was no impact on the consolidated financial statements of Sinclair.

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, Old Sinclair’s subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively “DSIH”) completed a series of transactions (the “DSIH Transaction”). As part of the DSIH Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the Company’s loss of voting control. As a result, DSIH, whose operations represented the entirety of our local sports segment, was deconsolidated from our consolidated financial statements effective as of March 1, 2022 (the “Deconsolidation”). The consolidated statement of operations for the year ended December 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH were no longer included within our consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, we recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in our consolidated statements of operations for the year ended December 31, 2022. For the year ended December 31, 2023, we recorded an adjustment to the deconsolidation gain of $10 million.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In October 2021, the FASB issued guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. The guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this guidance during the first quarter of 2023. The impact of the adoption did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, applied retrospectively. Early adoption was permitted. We adopted this guidance during the fourth quarter of 2024. See Note 16. Segment Data for more information.

In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures, requiring annual disclosure of consistent categories and greater disaggregation of information in the rate reconciliation table; additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); income taxes paid disaggregated by jurisdiction; and income or loss before income tax disaggregated between foreign and domestic. The guidance is effective for annual periods beginning after December 15, 2024, applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this guidance but do not expect it to have a material impact on our consolidated financial statements.

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

Accounts Receivable

We regularly review accounts receivable and determine an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant’s ability to pay, past collection experience, and such other factors which, in management’s judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the appropriate allowance level.

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2024, 2023, and 2022 is as follows (in millions):

	2024	2023	2022
Balance at beginning of period	$4	$5	$7
Charged to expense	6	3	4
Net write-offs	(4)	(4)	(6)
Balance at end of period	$6	$4	$5

As of December 31, 2024, four customers accounted for 11%, 11%, 10%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of our accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Broadcast Television Programming

We have agreements with programming syndicators for the rights to television programming over contract periods, which generally run from one to three years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast. The portion of program contracts which is payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

Sports Programming Rights

DSIH had multi-year program rights agreements that provided DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. Prior to the Deconsolidation, we amortized these rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

We evaluate our long-lived assets, including definite-lived intangible assets, for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of long-lived assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flow generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. We estimate fair value using an income approach involving the performance of a discounted cash flow analysis.

For the years ended December 31, 2024, 2023, and 2022, we did not identify any indicators that our goodwill, indefinite-lived or long-lived assets may not be recoverable. See Note 4. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

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

When factors indicate that there may be a decrease in the value of an equity method investment, we assess whether a loss in value has occurred. If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly. For any equity method investments that indicate a potential impairment, we estimate the fair values of those investments using a combination of a market-based approach, which considers earnings and cash flow multiples of comparable businesses and recent market transactions, as well as an income approach involving the performance of a discounted cash flow analysis. See Note 5. Other Assets for more information.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2024 and 2023 (in millions):

	2024	2023
Compensation and employee benefits	$101	$98
Interest	11	12
Programming related obligations	171	156
Legal, litigation, and regulatory (a)	26	505
Accounts payable and other operating expenses	107	142
Total accounts payable and accrued liabilities	$416	$913

(a)See Note 12. Commitments and Contingencies for additional information regarding the litigation accruals recorded.

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2024 and 2023, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Hedge Accounting

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.90%, and we receive a floating rate of interest based on the Secured Overnight Financing Rate (“SOFR”).

We have determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in our consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in our consolidated statements of cash flows. See Interest Rate Swap within Note 6. Notes Payable and Commercial Bank Financing for further discussion.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Information — Statements of Cash Flows

For the years ended December 31, 2024, 2023, and 2022, we had the following cash transactions (in millions):

	2024	2023	2022
Income taxes paid	$3	$5	$18
Income tax refunds	$—	$1	$158
Interest paid	$296	$294	$387

Non-cash investing activities included property and equipment purchases of $5 million for each of the years ended December 31, 2024, 2023, and 2022.

We received equity shares in investments valued at $13 million and $3 million for the years ended December 31, 2024 and 2022, respectively, in exchange for an equivalent value of advertising spots.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment for the years ended December 31, 2024, 2023, and 2022 (in millions):

For the year ended December 31, 2024	Local media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,543	$203	$—	$—	$1,746
Core advertising revenue	1,152	39	33	(18)	1,206
Political advertising revenue	405	—	—	—	405
Other media, non-media, and intercompany revenue	154	5	43	(11)	191
Total revenues	$3,254	$247	$76	$(29)	$3,548

For the year ended December 31, 2023	Local media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,491	$189	$—	$—	$1,680
Core advertising revenue	1,192	37	25	(13)	1,241
Political advertising revenue	44	—	—	—	44
Other media, non-media, and intercompany revenue	139	2	37	(9)	169
Total revenues	$2,866	$228	$62	$(22)	$3,134

For the year ended December 31, 2022	Local media	Tennis	Local sports	Other	Eliminations	Total
Distribution revenue	$1,531	$179	$433	$—	$—	$2,143
Core Advertising revenue	1,186	33	44	41	(22)	1,282
Political advertising revenue	332	—	—	—	—	332
Other media, non-media, and intercompany revenue	144	5	5	54	(37)	171
Total revenues	$3,193	$217	$482	$95	$(59)	$3,928

Distribution Revenue. We generate distribution revenue through fees received from Distributors for the right to distribute our stations, other properties, and, prior to the Deconsolidation, the RSNs. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (“as usage occurs”) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Core Advertising Revenue. We generate core advertising revenue primarily from the sale of non-political advertising spots/impressions within our broadcast television, digital platforms, and, prior to the Deconsolidation, RSNs. Core advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

Political Advertising Revenue. We generate political advertising revenue primarily from the sale of political advertising spots/impressions within our broadcast television and digital platforms. Political advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Deferred Revenues. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within our consolidated balance sheets, based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $170 million, $178 million, and $200 million as of December 31, 2024, 2023, and 2022, respectively, of which $112 million, $124 million, and $144 million as of December 31, 2024, 2023, and 2022, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized for the years ended December 31, 2024 and 2023 that was included in the deferred revenue balance as of December 31, 2023 and 2022 was $49 million and $50 million, respectively.

For the year ended December 31, 2024, two customers accounted for 10% and 10%, respectively, of our total revenues. For the year ended December 31, 2023, two customers accounted for 11% and 10%, respectively, of our total revenues. For the year ended December 31, 2022, three customers accounted for 12%, 11%, and 10%, respectively, of our total revenues. For purposes of this disclosure, a single customer may include multiple entities under common control.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, were $6 million, $8 million, and $9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Financial Instruments

Financial instruments, as of December 31, 2024 and 2023, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, stock options and warrants, and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 17. Fair Value Measurements for additional information regarding the fair value of notes payable.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Post-retirement Benefits

We maintain a supplemental executive retirement plan which we inherited upon the acquisition of certain stations. As of December 31, 2024, the estimated projected benefit obligation was $13 million, of which $1 million is included in accrued expenses and $12 million is included in other long-term liabilities in our consolidated balance sheets. At December 31, 2024, the projected benefit obligation was measured using a 5.44% discount rate compared to a discount rate of 4.92% for the year ended December 31, 2023. For each of the years ended December 31, 2024 and 2023, we made $1 million in benefit payments. We recognized an actuarial gain of $0.4 million and loss of $0.3 million through other comprehensive income for the years ended December 31, 2024 and 2023, respectively. For each of the years ended December 31, 2024 and 2023, we recognized $1 million of periodic pension expense, reported in other expense, net in our consolidated statements of operations.

We also maintain other post-retirement plans provided to certain employees. The plans are voluntary programs that primarily allow participants to defer eligible compensation and they may also qualify to receive a discretionary match on their deferral. As of December 31, 2024, the assets and liabilities included in our consolidated balance sheets related to deferred compensation plans were $47 million and $46 million, respectively.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. STOCK-BASED COMPENSATION PLANS:

In June 1996, the Board adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to reward key individuals for making major contributions to our success and the success of our subsidiaries and to attract and retain the services of qualified and capable employees. Under the LTIP, we have issued restricted stock awards (“RSAs”), stock grants to our non-employee directors, stock-settled appreciation rights (“SAR”), and stock options. In June 2022, the Board adopted, upon approval of the shareholders by proxy, the 2022 Stock Incentive Plan (“SIP”). Upon approval of the SIP, it succeeded the LTIP and no additional awards were granted under the LTIP. All outstanding awards granted under the LTIP will remain subject to their original terms. The purpose of the SIP is to provide stock-based incentives that align the interests of employees, consultants, and outside directors with those of the stockholders of the Company by motivating its employees to achieve long-term results and rewarding them for their achievements, and to attract and retain the types of employees, consultants, and outside directors who will contribute to the Company’s long-range success.

As of December 31, 2024, a total of 15,382,767 shares of Class A Common Stock were reserved for awards under the SIP. As of December 31, 2024, 7,245,347 shares were available for future grants. Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions for participants in our 401(k) Profit Sharing Plan and Trust (“the 401(k) Plan”), an employee stock purchase plan (“ESPP”), and subsidiary stock awards. Stock-based compensation expense has no effect on our consolidated cash flows. For the years ended December 31, 2024, 2023, and 2022, we recorded stock-based compensation of $51 million, $45 million, and $50 million, respectively. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

Restricted Stock Awards

RSAs issued in 2024 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. RSAs issued in 2023 have certain restrictions that generally lapse after two years at 100% or over two years at 50% and 50%, respectively. RSAs issued in 2022 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market. Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding, resulting in a dilutive effect on basic and diluted earnings per share. The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2023	918,467	$21.04
2024 Activity:
Granted	1,339,603	13.32
Vested	(866,190)	13.76
Forfeited (a)	(13,589)	13.87
Unvested shares at December 31, 2024	1,378,291	$18.18
 (a) Forfeitures are recognized as they occur.

We recorded compensation expense of $19 million for each of the years ended December 31, 2024, 2023, and 2022. The majority of the unrecognized compensation expense of $8 million as of December 31, 2024 will be recognized in 2025.

Stock Grants to Non-Employee Directors

In addition to fees paid in cash to our non-employee directors, on the date of each annual meeting of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock. We issued 113,658 shares in 2024, 80,496 shares in 2023, and 60,732 shares in 2022. We recorded expense of $1 million for each of the years ended December 31, 2024 and 2023 and $2 million for the year ended December 31, 2022, which was based on the average share price of the stock on the date of grant. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Settled Appreciation Rights

These awards entitle holders to the appreciation in our Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2024, 2023, and 2022, we recorded compensation expense of $13 million, $7 million, and $10 million, respectively.

The following is a summary of the 2024 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2023	4,744,680	$25.75
2024 Activity:
Granted	3,625,160	13.31
Outstanding SARs at December 31, 2024	8,369,840	$20.36

As of December 31, 2024, there was no aggregate intrinsic value of the SARs outstanding which had a weighted average remaining contractual life of 8 years.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.1%	4.4%	1.6%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	58.8%	52.1%	49.6%
Annual dividend yield	7.8%	6.8%	3.0%

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

During 2024 and 2022, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Options

Options are fully vested and have a weighted average remaining contractual term of 1 year. As of December 31, 2024, there was no aggregate intrinsic value for the options outstanding. There was no expense recognized for each of the years ended December 31, 2024, 2023, and 2022.

The following is a summary of changes in outstanding options:

	Options	Weighted-Average Price
Outstanding options at December 31, 2023	375,000	$31.25
2024 Activity:
Expired	(125,000)	27.36
Outstanding options at December 31, 2024	250,000	$33.20

401(k) Match

The Sinclair, Inc. 401(k) Plan is available as a benefit for our eligible employees. Contributions made to the 401(k) Plan include an employee elected salary reduction amount with a match calculation (the “Match”). The Match and any additional discretionary contributions may be made using our Class A Common Stock, if the Board so chooses. Typically, we make the Match using our Class A Common Stock.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The value of the Match is based on the level of elective deferrals into the 401(k) Plan. The number of shares of Class A Common Stock granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match. We recorded $17 million for each of the years ended December 31, 2024, 2023, and 2022 of stock-based compensation expense related to the Match. As of December 31, 2024, a total of 11,000,000 shares of Class A Common Stock were reserved for matches under the 401(k) Plan. As of December 31, 2024, 2,967,926 shares were available for future grants.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP was $1 million for each of the years ended December 31, 2024 and 2023 and $2 million for the year ended December 31, 2022. As of December 31, 2024, a total of 6,483,783 shares of Class A Common Stock were reserved for awards under the plan. As of December 31, 2024, 2,192,907 shares were available for future purchases.

3. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is generally computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Operating equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under finance leases	Lease term

Acquired property and equipment is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2024 and 2023 (in millions):

	2024	2023
Land and improvements	$73	$72
Real estate held for development and sale	16	19
Buildings and improvements	308	309
Operating equipment	904	879
Office furniture and equipment	165	149
Leasehold improvements	49	47
Automotive equipment	63	64
Finance lease assets	70	61
Construction in progress	69	90
	1,717	1,690
Less: accumulated depreciation	(1,012)	(975)
	$705	$715

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The change in the carrying amount of goodwill at December 31, 2024 and 2023 was as follows (in millions):

	Local media	Tennis	Other	Consolidated
Balance at December 31, 2022	$2,016	$61	$11	$2,088
Disposition	—	—	(6)	(6)
Balance at December 31, 2023	$2,016	$61	$5	$2,082
Balance at December 31, 2024	$2,016	$61	$5	$2,082

Our accumulated goodwill impairment was $3,029 million as of both December 31, 2024 and 2023, of which $414 million related to our local media segment and $2,615 million related to our local sports segment (prior to the Deconsolidation) as of both December 31, 2024 and 2023, respectively.

For our annual goodwill impairment tests related to our local media, tennis, and other reporting units in 2024 and 2023 and our tennis and other reporting units in 2022, we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment. The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2024 or 2023 and therefore did not perform interim impairment tests for goodwill during those periods.

For our annual goodwill impairment test related to our local media reporting unit in 2022, we elected to perform a quantitative assessment and concluded that its fair value substantially exceeded its carrying value. The key assumptions used to determine the fair value of our local media reporting unit consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, profit margins, and growth rates. The discount rate used to determine the fair value of our local media reporting unit is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television broadcasting company and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and growth rates and profit margins are based on market studies, industry knowledge, and historical performance.

As of December 31, 2024 and 2023, the carrying amount of our indefinite-lived intangible assets was as follows (in millions):

	Local media	Tennis	Other	Consolidated
Balance at December 31, 2022 (a)	$123	$24	$3	$150
Balance at December 31, 2023 (a) (b)	$123	$24	$3	$150
Balance at December 31, 2024 (a) (b)	$123	$24	$3	$150

(a)Our indefinite-lived intangible assets in our local media segment relate to broadcast licenses and our indefinite-lived intangible assets in our tennis segment and other relate to trade names.
(b)Approximately $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2024 and 2023.
We performed our annual impairment tests for indefinite-lived intangibles in 2024 and 2023 and as a result of our qualitative assessments, we recorded no impairment.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in millions):

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$1,098	$(796)	$302

Network affiliation	$1,435	$(1,112)	$323
Other	36	(31)	5
Total other definite-lived intangible assets (a)	$1,471	$(1,143)	$328

Total definite-lived intangible assets	$2,569	$(1,939)	$630

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$1,098	$(729)	$369

Network affiliation	$1,435	$(1,032)	$403
Other	36	(29)	7
Total other definite-lived intangible assets (a)	$1,471	$(1,061)	$410

Total definite-lived intangible assets	$2,569	$(1,790)	$779

(a)Approximately $26 million and $33 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2024 and 2023, respectively.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 14 years for customer relationships and 15 years for network affiliations. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2024, 2023, and 2022 was $149 million, $166 million, and $225 million, respectively, of which $4 million for the year ended December 31, 2022 was associated with the amortization of favorable sports contracts prior to the Deconsolidation and is presented within media programming and production expenses in our statements of operations. We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets. There were no impairment charges recorded for the years ended December 31, 2024, 2023, and 2022, as there were no indicators of impairment.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2025	$143
2026	141
2027	127
2028	101
2029	65
2030 and thereafter	53
$630

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS:

Other assets as of December 31, 2024 and 2023 consisted of the following (in millions):

	2024	2023
Equity method investments	$48	$128
Other investments	382	387
Income tax receivable	144	131
Post-retirement plan assets	47	45
Other	89	51
Total other assets	$710	$742

Equity Method Investments

We have a portfolio of investments in a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the years ended December 31, 2024, 2023, and 2022.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, we began accounting for our equity interest in DSIH under the equity method of accounting. As of March 1, 2022, we reflected the investment in DSIH at fair value, which was determined to be nominal. For the year ended December 31, 2024, we recorded no equity method loss related to the investment because the carrying value of the investment is zero and we are not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. We no longer hold an equity interest in DSIH subsequent to the emergence of Diamond Sports Group, LLC (“DSG”) from bankruptcy on January 2, 2025.

YES Network Investment. Prior to the Deconsolidation, we accounted for our investment in the Yankee Entertainment and Sports Network, LLC (“YES Network”) as an equity method investment, which was recorded within other assets in our consolidated balance sheets, and in which our proportionate share of the net income generated by the investment was included within income from equity method investments in our consolidated statements of operations. We recorded income of $10 million related to our investment for the year ended December 31, 2022.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value (“NAV”).

As of December 31, 2024 and 2023, we held $228 million and $162 million, respectively, in investments measured at fair value and $116 million and $189 million, respectively, in investments measured at NAV. We recognized fair value adjustment losses of $32 million, $87 million, and $145 million for the years ended December 31, 2024, 2023, and 2022, respectively, associated with these securities, which is reflected in other income (expense), net in our consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $38 million and $36 million as of December 31, 2024 and 2023, respectively. We recorded a $2 million impairment related to one investment and a $6 million impairment related to one investment for the years ended December 31, 2024 and 2023, respectively, which are reflected in other income (expense), net in our consolidated statements of operations. We recorded no impairment related to these investments for the year ended December 31, 2022.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2020, we entered into a commercial agreement with Bally’s Corporation (“Bally’s”). As part of this arrangement, we received warrants to acquire up to 8.2 million shares of Bally’s common stock for a penny per share, of which 3.3 million are exercisable upon meeting certain performance metrics. We also received options to purchase up to 1.6 million shares of Bally’s common stock with exercise prices between $30 and $45 per share, exercisable after four years. In April 2021, we made an incremental investment of $93 million in Bally’s in the form of non-voting perpetual warrants, convertible into 1.7 million shares of Bally’s common stock at an exercise price of $0.01 per share, subject to certain adjustments. These investments are reflected at fair value within our financial statements. See Note 17. Fair Value Measurements for further discussion.

As of December 31, 2024 and 2023, our unfunded commitments related to certain equity investments totaled $63 million and $103 million, respectively, including $60 million and $74 million, respectively, related to investments measured at NAV.

Note Receivable

We were party to an Accounts Receivable Securitization Facility (“A/R Facility”), held by Diamond Sports Finance SPV, LLC (“DSPV”), an indirect wholly-owned subsidiary of DSIH. On May 10, 2023, DSPV paid the Company approximately $199 million, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. The A/R Facility was terminated on March 14, 2024.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including “finance leases to affiliates”) consisted of the following as of December 31, 2024 and 2023 (in millions):

	2024	2023
Bank Credit Agreement:
Term Loan B-2, due September 30, 2026 (a)	$1,175	$1,215
Term Loan B-3, due April 1, 2028	714	722
Term Loan B-4, due April 21, 2029	731	739
STG Notes:
5.125% Unsecured Notes, due February 15, 2027	274	274
5.500% Unsecured Notes, due March 1, 2030	485	485
4.125% Senior Secured Notes, due December 1, 2030	737	737
Debt of variable interest entities	7	7
Debt of non-media subsidiaries	—	15
Finance leases	30	20
Finance leases - affiliate	12	7
Total outstanding principal	4,165	4,221
Less: Deferred financing costs and discounts	(36)	(46)
Less: Current portion	(35)	(34)
Less: Finance leases - affiliate, current portion	(3)	(2)
Net carrying value of long-term debt	$4,091	$4,139

(a)For the year ended December 31, 2024, STG repurchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million. See Bank Credit Agreement below.

Debt under the Bank Credit Agreement, notes payable, and finance leases as of December 31, 2024 matures as follows (in millions):

	Notes and Bank Credit Agreement	Finance Leases	Total
2025	$30	$11	$41
2026	1,177	11	1,188
2027	292	8	300
2028	699	6	705
2029	702	6	708
2030 and thereafter	1,223	10	1,233
Total minimum payments	4,123	52	4,175
Less: Deferred financing costs and discounts	(36)	—	(36)
Less: Amount representing future interest	—	(10)	(10)
Net carrying value of total debt	$4,087	$42	$4,129

Interest expense in our consolidated statements of operations was $304 million, $305 million, and $296 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $10 million for each of the years ended December 31, 2024 and 2023 and $12 million for the year ended December 31, 2022.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2024 and 2023:

		Weighted Average Effective Rate
	Stated Rate	2024	2023
Bank Credit Agreement:
Term Loan B-2 (a)	SOFR plus 2.50%	8.17%	7.98%
Term Loan B-3 (a)	SOFR plus 3.00%	8.64%	8.35%
Term Loan B-4 (b)	SOFR plus 3.75%	9.83%	9.77%
Revolving Credit Facility (b) (c)	SOFR plus 2.00%	—%	—%
STG Notes:
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	4.31%

(a)The STG Term Loan B-2 converted to using the Secured Overnight Financing Rate (“SOFR”) upon the complete phase-out of LIBOR on June 30, 2023 and was subject to customary credit spread adjustments set at the time of the rate conversion. The STG Term Loan B-3 has LIBOR to SOFR conversion terms, including the applicable credit spread adjustments, built into the existing agreement.
(b)Interest rate terms on the STG Term Loan B-4 and revolving credit facility include additional customary credit spread adjustments.
(c)We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien indebtedness ratio (as defined in the Bank Credit Agreement) is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. The revolving credit facility is priced at SOFR plus 2.00%, subject to decrease if the specified first lien leverage ratio (as defined in the Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2024 and 2023, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the revolving credit facility. The total revolving credit facility contains two tranches, one for $612.5 million which expires on April 21, 2027 and one for $37.5 million which expires on December 4, 2025. See Bank Credit Agreement below for further information.

We recorded a $23 million original issuance discount for the year ended December 31, 2022. Debt issuance costs and original issuance discounts are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to our revolving credit facility, which are presented within other assets in our consolidated balance sheets.

Bank Credit Agreement

Prior to the refinancing subsequent event discussed in Note 18. Subsequent Events, STG, a wholly owned subsidiary of SBG, had a syndicated credit facility which includes both revolving credit and issued term loans (the “Bank Credit Agreement”).

The Bank Credit Agreement included a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which required such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of December 31, 2024, the STG first lien leverage ratio was below 4.5x. The financial maintenance covenant was only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each quarter, was utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of December 31, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contained other restrictions and covenants which we were in compliance with as of December 31, 2024.

On April 21, 2022, STG entered into the Fourth Amendment (the “Fourth Amendment”) to the Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto (the “Guarantors”) and the lenders and other parties thereto.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Fourth Amendment, STG raised Term B-4 Loans (as defined in the Bank Credit Agreement) in an aggregate principal amount of $750 million, which mature on April 21, 2029 (the “Term Loan B-4”). The Term Loan B-4 was issued at 97% of par and bears interest, at STG’s option, at Term SOFR plus 3.75% (subject to customary credit spread adjustments) or base rate plus 2.75%. The proceeds from the Term Loan B-4 were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025. For the year ended December 31, 2022, we capitalized an original issuance discount of $23 million associated with the issuance of the Term Loan B-4, which is reflected as a reduction to the outstanding debt balance and will be recognized as interest expense over the term of the outstanding debt utilizing the effective interest method. We recognized a loss on extinguishment of $10 million for the year ended December 31, 2022.

The Term Loan B-2, Term Loan B-3, and Term Loan B-4 amortize in equal quarterly installments in an aggregate amount equal to 1% of the original amount of such term loan, with the balance being payable on the maturity date.

During the year ended December 31, 2023, STG repurchased $30 million aggregate principal amount of the Term Loan B-2 for consideration of $26 million. We recognized a gain on extinguishment of $3 million for the year ended December 31, 2023.

During the year ended December 31, 2024, STG repurchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million. We recognized a gain on extinguishment of $1 million for the year ended December 31, 2024.

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

During the year ended December 31, 2023, we purchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Unsecured Notes, the 5.500% Unsecured Notes, and the 4.125% Secured Notes, respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG Notes of $12 million for the year ended December 31, 2023.

The price at which we may redeem the STG Notes is set forth in the respective indenture of the STG Notes. Also, if we sell certain of our assets or experience specific kinds of changes of control, the holders of these STG Notes may require us to repurchase some or all of the outstanding STG Notes.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

We jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both December 31, 2024 and 2023, all of which related to consolidated VIEs is included in our consolidated balance sheets. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $122 million with annual escalations of 4% for the next four years. As of December 31, 2024, we have determined that it is not probable that we would have to perform under any of these guarantees. Additionally, we believe that as of January 1, 2025, we have no further obligations related to this guarantee, however the counterparty associated with the related agreement may not agree with our conclusion. See Note 12. Commitments and Contingencies for further discussion.

Interest Rate Swap

During the year ended December 31, 2023, we entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of both December 31, 2024 and 2023, the fair value of the interest rate swap was an asset of $1 million, which is recorded in other assets in our consolidated balance sheets.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Finance Leases

For more information related to our finance leases and affiliate finance leases see Note 7. Leases and Note 14. Related Person Transactions, respectively.

7. LEASES:

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

The following table presents lease expense we have recorded in our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Finance lease expense:
Amortization of finance lease asset	$4	$4	$3
Interest on lease liabilities	3	2	3
Total finance lease expense	7	6	6
Operating lease expense (a)	37	38	41
Total lease expense	$44	$44	$47

(a)Includes variable lease expense of $6 million for each of the years ended December 31, 2024 and 2023 and $7 million for the year ended December 31, 2022.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our outstanding operating and finance lease obligations as of December 31, 2024 (in millions):

	Operating Leases	Finance Leases	Total
2025	$31	$11	$42
2026	29	11	40
2027	28	8	36
2028	24	6	30
2029	18	6	24
2030 and thereafter	59	10	69
Total undiscounted obligations	189	52	241
Less imputed interest	(37)	(10)	(47)
Present value of lease obligations	$152	$42	$194

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2024 and December 31, 2023 (in millions, except lease term and discount rate):

	2024			2023
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$123	$30	(a)	$142	$12	(a)

Lease liabilities, current	$22	$8		$21	$6
Lease liabilities, non-current	130	34		152	21
Total lease liabilities	$152	$42		$173	$27

Weighted average remaining lease term (in years)	7.14	5.62		7.85	5.26
Weighted average discount rate	6.3%	8.0%		6.2%	7.9%

(a)Finance lease assets are reflected in property and equipment, net in our consolidated balance sheets.

The following table presents other information related to leases for the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33	$33	$35
Operating cash flows from finance leases	$3	$2	$3
Financing cash flows from finance leases	$7	$7	$6
Leased assets obtained in exchange for new operating lease liabilities	$5	$25	$15
Leased assets obtained in exchange for new finance lease liabilities	$22	$—	$1

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2024 were as follows (in millions):

2025	$69
2026	9
2027	4
Total	82
Less: Current portion	(69)
Long-term portion of program contracts payable	$13

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period. While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $12 million. In addition, we have entered into non-cancelable commitments for future television program rights aggregating to $48 million as of December 31, 2024.

9. REDEEMABLE NONCONTROLLING INTERESTS:

We account for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classify them as mezzanine equity in our consolidated balance sheets because their possible redemption is outside of the control of the Company. Our redeemable non-controlling interests previously consisted of the following:

Redeemable Subsidiary Preferred Equity

On August 23, 2019, Diamond Sports Holdings, LLC (“DSH”), an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity (the “Redeemable Subsidiary Preferred Equity”).

On February 10, 2023, we purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase.

Dividends accrued for the years ended December 31, 2023 and 2022 were $3 million and $13 million, respectively, and are reflected in net loss (income) attributable to redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued during 2023 and 2022 were paid in kind and added to the liquidation preference.

10. COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the Board until December 31, 2025. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2024, 2023, and 2022, no Class B Common Stock shares were converted into Class A Common Stock shares.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During 2024 and 2023, the Board declared a quarterly dividend in the months of February, May, August, and November which were paid in March, June, September, and December, respectively. Total dividend payments for each of the years ended December 31, 2024 and 2023 were $1.00 per share. In February 2025, the Board declared a quarterly dividend of $0.25 per share. Future dividends on our common shares, if any, will be at the discretion of the Board and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board may deem relevant. The holders of Class A Common Stock and Class B Common Stock have the same rights related to dividends.

On August 4, 2020, the Board authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. No Class A Common Stock was repurchased during the year ended December 31, 2024. As of December 31, 2024, the total remaining repurchase authorization was $547 million. All shares are repurchased under a Rule 10b5-1 plan.

11. INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Current (benefit) provision for income taxes:
Federal	$(10)	$5	$6
State	4	(5)	3
	(6)	—	9
Deferred provision (benefit) for income taxes:
Federal	86	(342)	868
State	(4)	(16)	36
	82	(358)	904
Provision (benefit) for income taxes	$76	$(358)	$913

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments:
State income taxes, net of federal tax benefit (a)	5.1%	4.6%	2.0%
Valuation allowance (b)	(4.9)%	30.6%	1.6%
Pending tax refunds interest income (c)	(3.4)%	—%	—%
Federal tax credits	(1.5)%	0.6%	(0.2)%
Other	2.8%	(0.5)%	0.9%
Effective income tax rate	19.1%	56.3%	25.3%

(a)Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers, tax elections, law changes and/or impact of changes in apportionment.
(b)Our 2024 income tax provision includes a $19 million decrease in valuation allowance primarily as a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions, and a remeasurement of state net deferred tax assets due to state apportionment updates. Our 2023 income tax provision includes a $212 million decrease related to the release of valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j). Our 2022 income tax provision includes a net $56 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets resulting from the Deconsolidation.
(c)Our 2024 income tax provision includes a $14 million accrual of interest income attributable to prior years’ pending income tax refund claims, including an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims.

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes. Total deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 were as follows (in millions):

	2024	2023
Deferred Tax Assets:
Net operating losses:
Federal	$86	$111
State	149	151
IRC Section 163(j) interest expense carryforward	139	93
Tax Credits	91	87
Investment in Bally's securities	62	83
Capitalized research and development expenses	52	38
Other	80	80
	659	643
Valuation allowance for deferred tax assets	(101)	(120)
Total deferred tax assets	$558	$523

Deferred Tax Liabilities:
Goodwill and intangible assets	$(360)	$(367)
Property & equipment, net	(93)	(104)
Investment in DSIH	(405)	(250)
Other	(35)	(54)
Total deferred tax liabilities	(893)	(775)
Net deferred tax liabilities	$(335)	$(252)

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, the Company had approximately $411 million and $3,377 million of gross federal and state net operating losses, respectively. Except for those without an expiration date, these losses will expire during various years from 2025 to 2044, and some of them are subject to annual limitations under the IRC Section 382 and similar state provisions. As discussed in Income Taxes within Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish a valuation allowance in accordance with the guidance related to accounting for income taxes. As of December 31, 2024, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences and a substantial portion of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future. During the year ended December 31, 2024, we decreased our valuation allowance by $19 million to $101 million. The decrease was primarily a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions, and a remeasurement of state net deferred tax assets due to state apportionment updates. During the year ended December 31, 2023, we decreased our valuation allowance by $192 million to $120 million. The decrease was primarily due to the release of valuation allowance related to interest expense carryforwards under the IRC Section 163(j) offset by a change in judgment in the realizability of certain state deferred tax assets.

Due to DSG’s emergence from bankruptcy in early 2025, we expect to record a gain upon disposition for tax purposes. This will result in a material tax payment and movement to certain deferred tax assets and liabilities, primarily those related to investment in DSIH, net operating losses, and tax credits.

The following table summarizes the activity related to our accrued unrecognized tax benefits (in millions):

	2024	2023	2022
Balance at January 1,	$14	$17	$15
Additions related to prior year tax positions	—	—	2
Additions related to current year tax positions	1	1	1
Reductions related to settlements with taxing authorities	—	(2)	—
Reductions related to expiration of the applicable statute of limitations	—	(2)	(1)
Balance at December 31,	$15	$14	$17

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Our 2014 through 2020 federal tax returns are currently under audit, and several of our subsidiaries are currently under state examinations for various years. We do not anticipate that resolution of these matters will result in a material change to our consolidated financial statements. In addition, we do not believe that our liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of expected statute of limitations expirations and resolution of examination issues and settlements with tax authorities.

12. COMMITMENTS AND CONTINGENCIES:

Litigation, Claims, and Regulatory Matters

We are a party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. Except as noted below, we do not believe the outcome of these matters, individually or in the aggregate, will have a material effect on the Company’s financial statements.

FCC Matters. On May 22, 2020, the Federal Communications Commission (“FCC”) released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture (“NAL”) issued in December 2017 proposing a $13 million fine for alleged violations of the FCC’s sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company’s proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a four year compliance plan (which compliance plan terminated on May 29, 2024). Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024, and the matter remains pending. Licensees are authorized to continue operating stations in accordance with their existing licenses while their renewal applications are pending before the FCC.

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, and dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice (“DOJ”) for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that enforcement remains pending. The Company is not a party to this forfeiture order; however, our consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as we consolidate these stations as VIEs.

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of December 31, 2024, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC denied the Company’s request for reduction of the fine (and similar requests filed by certain other licensees) and issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024 and the matter remains pending.

Other Matters. On November 6, 2018, the Company agreed to enter into a proposed consent decree with the DOJ. This consent decree resolves the DOJ’s investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company’s stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management had already instructed them not to do.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs’ objections to the defendants’ privilege claims. The plaintiffs have paused their depositions of fact witnesses pending completion of the privilege review. The privilege review is ongoing and the Special Master has not indicated when he expects it to be completed; however, the Court, at a status conference in December 2024, urged the parties to restart depositions in April 2025 even if the privilege review is not complete by then. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On February 4, 2025, following a briefing on that motion, the Court heard arguments and took the motion under advisement. The Court scheduled the next status conference for March 18, 2025. The Company and the other non-settling defendants continue to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

On July 19, 2023, as part of the bankruptcy proceedings of DSG, at such time, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the “Diamond Litigation”), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG and certain officers of SBG and STG, as defendants.

In the complaint, plaintiffs challenged a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleged, among other things, that the management services agreement (the “MSA”) entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally’s transaction in November 2020 through which Bally’s acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint also alleged that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserted a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs sought, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined.

On March 1, 2024, the court approved a global settlement and release of all claims associated with the Diamond Litigation, which settlement included an amendment to the MSA. Sinclair entered into the settlement, without admitting any fault or wrongdoing. The settlement terms included, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair would provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, we paid $50 million related to the settlement. The final settlement payment was made during the second quarter of 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures. On January 2, 2025, DSG announced that it had emerged from bankruptcy, at which time, Sinclair’s equity interest in DSG was terminated.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As described under Note 6. Notes Payable and Commercial Bank Financing we have provided a guarantee that requires us to provide funding to the Marquee Sports Network (“Marquee”) under certain circumstances. On July 19, 2024, Marquee sent us a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to us by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, we do not believe we are contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent us another letter claiming that our failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, we believe we have no further obligations related to the guarantee, however, Marquee may not agree with our conclusion. This dispute may result in litigation, and based on our expectation of Marquee’s claims, we believe we have meritorious defenses and intend to vigorously defend against such claims.

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

In 1999, the FCC established a local television ownership rule that made certain LMAs attributable. The FCC adopted policies to exempt from attribution “legacy” LMAs that were entered into prior to November 5, 1996 and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review. The FCC stated it would conduct a case-by-case review of legacy LMAs and assess the appropriateness of extending the exemption periods. The FCC did not initiate any review of legacy LMAs in 2004 or as part of its subsequent quadrennial reviews. We do not know when, or if, the FCC will conduct any such review of legacy LMAs. Currently, all of our LMAs are exempt from attribution under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the exemption for these LMAs, we would have to terminate or modify these LMAs.

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and we cannot predict if the FCC will terminate the rulemaking or take other action.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the FCC’s national ownership cap, including the UHF discount. The UHF discount allows television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 21 of the stations we currently own and operate, or to which we provide programming services, are UHF. We cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all our present stations we reach approximately 24% of U.S. households. Changes to the national ownership cap could limit our ability to make television station acquisitions.

On December 22, 2023, the FCC completed its 2018 Quadrennial Regulatory Review (the “2018 Ownership Order”). The 2018 Ownership Order declined to loosen or eliminate any of the existing television ownership rules and expanded the Top-Four Prohibition to multicast streams and LPTV stations, each of which were not previously considered as part of the local television ownership rules. The expanded rule prohibits a broadcaster with a top-four-rated television station from acquiring the network affiliation of another top-four rated station in the market and airing that second top-four network on a multicast stream or commonly owned LPTV station under certain circumstances. Affiliation arrangements existing as of the release of the 2018 Ownership Order that would otherwise violate the expanded Top-Four Prohibition will not be subject to divestiture, but such arrangements will not be transferrable or assignable absent case-by-case approval. The 2018 Ownership Order also revised the methodology for determining whether a station is rated among the top-four stations in the market, retained the SSA disclosure requirement, and declined to attribute SSAs or JSAs. The 2018 Ownership Order’s expansion of the Top-Four Prohibition to multicast streams and LPTV stations may affect the Company’s ability to acquire programming or to sell or acquire stations due to the need to divest grandfathered affiliations. Broadcast industry parties filed three separate appeals of the 2018 Ownership Order which were consolidated in March 2024 and remain pending before the U.S. Court of Appeals for the Eighth Circuit. We cannot predict the outcome of these appeals.

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

13. VARIABLE INTEREST ENTITIES:

Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational, and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational, and administrative services. In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee. We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing. The terms of the agreements vary but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs. The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2024 and 2023 were as follows (in millions):

	2024	2023
ASSETS
Current assets:
Accounts receivable, net	$18	$23
Other current assets	3	3
Total current asset	21	26

Property and equipment, net	8	11
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	26	33
Total assets	$70	$85

LIABILITIES
Current liabilities:
Other current liabilities	$13	$14

Long-term liabilities:
Notes payable, finance leases, and commercial bank financing, less current portion	5	6
Other long-term liabilities	3	3
Total liabilities	$21	$23

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $128 million and $130 million as of December 31, 2024 and December 31, 2023, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2024, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 6. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $79 million and $192 million as of December 31, 2024 and 2023, respectively, and are included in other assets in our consolidated balance sheets. See Note 5. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other equity investments are recorded in income from equity method investments and other income (expense), net, respectively, in our consolidated statements of operations. We recorded a loss of $65 million, a gain of $27 million, and a gain of $58 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to these investments.

Prior to DSG’s emergence from bankruptcy on January 2, 2025, we held substantially all the equity of DSIH and provided certain management and general and administrative services to subsidiaries of DSIH. However, it was determined that we were not the primary beneficiary because we lacked the ability to control the activities that most significantly drove the economics of the business. As of December 31, 2024, the carrying amount of our investment in DSIH was zero and there was no obligation for us to provide additional financial support.

We were also party to the A/R Facility held by an indirect wholly-owned subsidiary of DSIH which had a maturity date of September 23, 2024. The A/R Facility was terminated on March 14, 2024. See Note Receivable within Note 5. Other Assets.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PERSON TRANSACTIONS:

Transactions With Our Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the “controlling shareholders”) are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $6 million for each of the years ended December 31, 2024, 2023, and 2022.

Finance leases payable related to the aforementioned relationships were $12 million, net of $2 million interest, and $7 million, net of $1 million interest, as of December 31, 2024 and 2023, respectively. The finance leases mature in periods through 2030. For further information on finance leases to affiliates, see Note 6. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred aggregate expenses of $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Investments. During the year ended December 31, 2023, we made an investment of $22 million in a company in which certain of our controlling shareholders also hold an equity interest.

Real Estate Sales. A real estate project we had an investment in was purchased by a controlling shareholder during the year ended December 31, 2024. We recognized a gain of $4 million for the year ended December 31, 2024 as a result of this transaction.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. We have entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, we recorded revenue of $0.3 million for the year ended December 31, 2024.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $69 million and $65 million as of December 31, 2024 and 2023, respectively. The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2024 and 2023. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $12 million for each of the years ended December 31, 2024 and 2023 and $10 million for the year ended December 31, 2022.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between August 2025 and April 2030, and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $155 million, $140 million, and $159 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the Cunningham Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million which increases by 3% on each anniversary and which expires in November 2025.

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $2 million for each of the years ended December 31, 2024 and 2023 and $1 million for the year ended December 31, 2022 under these agreements.

Leased Property by Real Estate Ventures

Prior to September 2024, certain of our real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2024, 2023, and 2022.

WG Communications Group.

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of $0.3 million for each of the years ended December 31, 2024, 2023, and 2022 and made payments to WGC of $0.1 million for the year ended December 31, 2024 and less than $0.1 million each of the years ended December 31, 2023 and 2022.

Diamond Sports Intermediate Holdings LLC

Up until DSG’s emergence from bankruptcy on January 2, 2025, we accounted for our equity interest in DSIH as an equity method investment, however we no longer hold an equity interest in DSIH subsequent to DSG’s emergence.

Management Services Agreement. We had a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provided DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, the local media segment recorded $60 million, $49 million, and $60 million of revenue for the years ended December 31, 2024, 2023, and 2022, respectively, of which $24 million was eliminated in consolidation prior to the Deconsolidation for the year ended December 31, 2022.

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

We recorded revenue of $14 million, $19 million, and $15 million for the years ended December 31, 2024, 2023, and 2022, respectively, within other related to certain other transactions between DSIH and the Company.

Other Equity Method Investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with the Company, in which the Company provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid us a management services fee of $1 million for the year ended December 31, 2022.

DSIH had a minority interest in certain mobile production businesses. Prior to the Deconsolidation, we accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the year ended December 31, 2022.

Sports Programming Rights

Affiliates of professional teams had non-controlling equity interests in certain of the RSNs. DSIH paid $61 million for the year ended December 31, 2022 under sports programming rights agreements covering the broadcast of regular season games associated with these professional teams. Prior to the Deconsolidation, these payments were recorded in our consolidated statements of operations and cash flows.

Employees

Jason Smith, Executive Vice Chairman of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Board. Jason Smith received total compensation of $1 million, consisting of salary and bonus, for each of the years ended December 31, 2024, 2023, and 2022 and was granted 37,566 shares of restricted stock, vesting over two years, and 500,000 stock appreciation rights, vesting over two years, for the year ended December 31, 2024.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Board. Ethan White received total compensation of $0.2 million for each of the years ended December 31, 2024 and 2023 and $0.1 million for the year ended December 31, 2022, consisting of salary and bonus, and was granted 1,503 shares of restricted stock, vesting over two years, and 1,252 shares of restricted stock, vesting over two years, for the years ended December 31, 2024 and 2023, respectively.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of $0.2 million for each of the years ended December 31, 2024 and 2023 and $0.1 million for the year ended December 31, 2022, consisting of salary and bonus.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Board; J. Duncan Smith; and Robert Smith, a member of the Board. Frederick Smith received total compensation of $1 million for each of the years ended December 31, 2024, 2023, and 2022, consisting of salary, bonus, and earnings related to Frederick Smith’s participation in the Company’s deferred compensation plan.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $1 million for each of the years ended December 31, 2024, 2023, and 2022, consisting of salary and bonus.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS PER SHARE:

The following table reconciles income (“numerator”) and shares (“denominator”) used in our computations of earnings per share for the years ended December 31, 2024, 2023, and 2022 (in millions, except share amounts which are reflected in thousands):

	2024	2023	2022
Income (“Numerator”)
Net (loss) income	$319	$(279)	$2,701
Net loss (income) attributable to the redeemable noncontrolling interests	—	4	(20)
Net income attributable to the noncontrolling interests	(9)	(16)	(29)
Numerator for basic and diluted earnings per common share available to common shareholders	$310	$(291)	$2,652

Shares (“Denominator”)
Basic weighted-average common shares outstanding	65,782	65,125	70,653
Dilutive effect of stock settled appreciation rights and outstanding stock options	314	—	3
Diluted weighted-average common and common equivalent shares outstanding	66,096	65,125	70,656

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

	2024	2023	2022
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,626	4,425	3,370

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT DATA:

For the year ended December 31, 2024, we had two reportable segments: local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. Our tennis segment provides viewers coverage of many of tennis’ top tournaments and original professional sport and tennis lifestyle shows. Prior to the Deconsolidation on March 1, 2022, we had one additional reportable segment: local sports. Our local sports segment consisted of RSNs, which owned the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. As a result of the Reorganization, the local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the other Transferred Assets, which are included in other and corporate, are owned and operated by Ventures.

All of our businesses and operations are located within the United States. We define our segments on the basis of the way in which internally reported financial information is reviewed by our chief operating decision maker (“CODM”). Our chief executive officer is the CODM of the organization. The CODM meets regularly with segment managers to review performance, significant initiatives, opportunities, and key operating processes. The CODM measures segment performance based on operating income (loss) and considers budget-to-actual and forecast-to-actual variances on a quarterly basis for making decisions on the Company’s strategy and allocation of resources.

Segment financial information reviewed by the CODM is included in the following tables for the years ended December 31, 2024, 2023, and 2022 (in millions):

As of December 31, 2024	Local media	Tennis	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$61	$5	$—	$2,082
Assets	4,591	253	1,043	(2)	5,885

As of December 31, 2023	Local media	Tennis	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$61	$5	$—	$2,082
Assets	4,747	293	1,048	(3)	6,085

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2024	Local media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$3,254	$247	$76	$(29)	(b)	$3,548
Media programming and production expenses	1,536	125	—	—		1,661
Media selling, general and administrative expenses	742	53	21	(22)		794
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	231	21	2	(4)		250
Amortization of program costs	74	—	—	—		74
Corporate general and administrative expenses	117	2	66	—		185
Gain on asset dispositions and other, net of impairment	(18)	—	(2)	—		(20)
Other segment items (a)	8	—	48	(3)		53
Operating income (loss)	$564	$46	$(59)	$—		$551

Interest expense including amortization of debt discount and deferred financing costs	$304	$—	$—	$—		$304
(Loss) income from equity method investments	—	(3)	121	—		118
Gain on extinguishment of debt	1	—	—	—		1
Other income (expense), net	40	—	(11)	—		29
Income before income taxes						$395

Capital expenditures	$80	$1	$5	$(2)		$84

For the year ended December 31, 2023	Local media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,866	$228	$62	$(22)	(b)	$3,134
Media programming and production expenses	1,488	115	13	(5)		1,611
Media selling, general and administrative expenses	694	41	22	(10)		747
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243	21	10	(3)		271
Amortization of program costs	80	—	—	—		80
Corporate general and administrative expenses	134	1	559	—		694
Loss on deconsolidation of subsidiary	—	—	10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(14)	—	17	—		3
Other segment items (a)	14	—	39	(4)		49
Operating income (loss)	$227	$50	$(608)	$—		$(331)

Interest expense including amortization of debt discount and deferred financing costs	$305	$—	$—	$—		$305
(Loss) income from equity method investments	—	(2)	31	—		29
Gain on extinguishment of debt	15	—	—	—		15
Other income (expense), net	33	—	(78)	—		(45)
Loss before income taxes						$(637)

Capital expenditures	$86	$1	$5	$—		$92

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2022	Local media	Tennis	Local sports (c)		Other & Corporate		Eliminations		Consolidated
Revenue	$3,193	$217	$482		$95		$(59)	(b)	$3,928
Media programming and production expenses	1,450	97	376	(d)	30		(11)		1,942
Media selling, general and administrative expenses	704	47	55		43		(37)		812
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243	21	54		7		(4)		321
Amortization of program costs	90	—	—		—		—		90
Corporate general and administrative expenses	117	—	1		42		—		160
Gain on deconsolidation of subsidiary	—	—	—		(3,357)	(e)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(17)	—	—		(47)		—		(64)
Other segment items (a)	15	—	—		36		(7)		44
Operating income (loss)	$591	$52	$(4)		$3,341		$—		$3,980

Interest expense including amortization of debt discount and deferred financing costs	$226	$—	$72		$6		$(8)		$296
Income from equity method investments	—	—	10		46		—		56
Gain on extinguishment of debt	3	—	—		—		—		3
Other income (expense), net	28	1	(3)		(153)		(2)		(129)
Income before income taxes									$3,614

Capital expenditures	$96	$1	$2		$6		$—		$105

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $13 million, $8 million, and $12 million for the years ended December 31, 2024, 2023, and 2022, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.
(c)Represents the activity prior to the Deconsolidation on March 1, 2022.
(d)Includes amortization of sports programming rights of $326 million for the year ended December 31, 2022.
(e)Represents the gain recognized as a result of the Deconsolidation.

17. FAIR VALUE MEASUREMENTS:

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the face value and fair value of our financial assets and liabilities as of December 31, 2024 and 2023 (in millions):

	2024		2023
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$19	N/A	$6
Money market funds	N/A	$601	N/A	$588
Deferred compensation assets	N/A	$47	N/A	$45
Deferred compensation liabilities	N/A	$46	N/A	$44

Level 2:
Investments in equity securities (a)	N/A	$141	N/A	$110
Interest rate swap (b)	N/A	$1	N/A	$1
STG (c):
5.500% Senior Notes due 2030	$485	$328	$485	$362
5.125% Senior Notes due 2027	$274	$249	$274	$248
4.125% Senior Secured Notes due 2030	$737	$546	$737	$521
Term Loan B-2, due September 30, 2026	$1,175	$1,160	$1,215	$1,124
Term Loan B-3, due April 1, 2028	$714	$575	$722	$595
Term Loan B-4, due April 21, 2029	$731	$589	$739	$602
Debt of variable interest entities (c)	$7	$7	$7	$7
Debt of non-media subsidiaries (c)	$—	$—	$15	$15

Level 3:
Investments in equity securities (d)	N/A	$68	N/A	$46

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)The fair value of the interest rate swap was an asset as of both December 31, 2024 and December 31, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 6. Notes Payable and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $36 million and $46 million as of December 31, 2024 and 2023, respectively.
(d)Amounts primarily relate to warrants and options to acquire common equity in Bally’s. For the years ended December 31, 2024, 2023, and 2022, we recorded a fair value adjustment gain of $19 million, loss of $29 million, and loss of $112 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Options and Warrants
Fair Value at December 31, 2022	$75
Measurement adjustments	(29)
Fair Value at December 31, 2023	46
Measurement adjustments	22
Fair Value at December 31, 2024	$68

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS:

In February 2025, STG substantially completed a series of financing transactions (the “Transactions”), including a new money financing and debt recapitalization, which strengthened the Company’s balance sheet and better positioned it for long-term growth, as follows:

•STG issued $1,430 million aggregate principal amount of 8.125% first-out first lien secured notes due 2033 (the “New First-Out Notes”), which mature on February 15, 2033.
•Approximately $711.4 million aggregate principal amount outstanding of Term Loan B-3 was exchanged on a dollar-for-dollar basis into second-out first lien Term Loan B-6 maturing December 31, 2029, issued under a new credit agreement (the “New Credit Agreement”) and bear interest at SOFR plus 3.30%.
•All of the $731.3 million aggregate principal amount outstanding of Term Loan B-4 was exchanged into second-out first lien Term Loan B-7 maturing December 31, 2030, issued under the New Credit Agreement and bear interest at SOFR plus 4.10%.
•$575 million of commitments under the existing revolving credit facility were exchanged into new first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”) under the New Credit Agreement, which mature February 12, 2030 and borrowings thereunder will bear interest at SOFR plus 2.00%.
•We expect $432 million of the existing 4.125% Senior Secured Notes due 2030 will be exchanged into new 9.750% senior secured second lien notes due 2033 (the “New Second Lien Notes”), which mature on February 15, 2033.
•Approximately $242 million of the existing 4.125% Senior Secured Notes due 2030 are expected to be exchanged into new 4.375% second-out first lien secured notes due 2032 (the “New Second-Out Notes”), which mature on December 31, 2032, pursuant to an exchange offer and consent solicitation which expires March 7, 2025, assuming all eligible holders tender thereunder. Any existing 4.125% Senior Secured Notes due 2030 held by eligible holders who do not tender have effectively become unsecured obligations as the related indenture was amended to release all liens on the collateral and eliminate substantially all covenants and certain events of default.
•The full $1,175 million outstanding balance of Term Loan B-2 was repaid in full.
•Approximately $63.6 million aggregate principal amount of 4.125% Senior Secured Notes due 2030 were repurchased at 84% of the principal amount.
•Approximately $104 million aggregate principal amount of 5.125% Senior Notes due 2027 were repurchased at 97% of the principal amount.
•The existing Bank Credit Agreement was amended concurrent with the Transactions and entering into the New Credit Agreement, subordinating the secured obligations thereunder and eliminating substantially all covenants and certain events of default. As a result, the remaining $2.7 million of Term Loan B-3 and the remaining $75 million of commitments under the existing revolving credit facility are ranked as third lien obligations.

The New Credit Agreement and the indentures for the New First-Out Notes, New Second-Out Notes, and New Second Lien Notes (collectively, the “New Indentures”) contain certain restrictive covenants including, but not limited to, restrictions on indebtedness, liens, restricted payments (including repayment of certain subordinated debt), investments, mergers, consolidations, sales and other dispositions of assets and affiliate transactions. These covenants are subject to a number of exceptions and limitations as described in the New Credit Agreement and New Indentures. The New Credit Agreement and New Indentures also include events of default, including certain cross-default and cross-acceleration provisions with other debt of STG, customary for agreements of its type.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, which requires the first-out first lien leverage ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if more than 35% of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date.

We are currently in the process of evaluating the impact to our financial statements related to the Transactions.

SINCLAIR BROADCAST GROUP, LLC

FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-51

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-53

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022	F-54

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022	F-55

Consolidated Statement of Member’s Deficit for the Year Ended December 31, 2024, Consolidated Statement of Member’s Equity (Deficit) and Redeemable Noncontrolling Interests for the Year Ended December 31, 2023, and Consolidated Statement of (Deficit) Equity and Redeemable Noncontrolling Interests for the Year Ended December 31, 2022
F-56

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022	F-59

Notes to Consolidated Financial Statements	F-60

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of Sinclair Broadcast Group, LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, LLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, of comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2024, of member’s deficit for the year ended December 31, 2024, of member’s equity (deficit) and redeemable noncontrolling interests for the year ended December 31, 2023, and of (deficit) equity and redeemable noncontrolling interests for the year ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Revenue Recognition – Local Media Segment Advertising Revenue

As discussed in Note 1 to the consolidated financial statements, the Company recorded advertising revenue of $1,557 million relating to the local media segment for the year ended December 31, 2024. Advertising revenue is generated primarily from the sale of advertising spots/impressions. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered.

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
February 26, 2025

We have served as the Company’s auditor since 2009.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$291	$319
Accounts receivable, net of allowance for doubtful accounts of $5 and $4, respectively	582	568
Income taxes receivable	29	7
Prepaid expenses and other current assets	104	139
Total current assets	1,006	1,033
Property and equipment, net	692	692
Operating lease assets	123	142
Goodwill	2,016	2,016
Indefinite-lived intangible assets	123	123
Customer relationships, net	191	238
Other definite-lived intangible assets, net	326	409
Other assets	212	184
Total assets (a)	$4,689	$4,837

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$374	$851
Current portion of notes payable, finance leases, and commercial bank financing	38	36
Current portion of operating lease liabilities	22	21
Current portion of program contracts payable	69	76
Other current liabilities	56	50
Total current liabilities	559	1,034
Notes payable, finance leases, and commercial bank financing, less current portion	4,091	4,124
Operating lease liabilities, less current portion	130	152
Program contracts payable, less current portion	13	14
Deferred tax liabilities	373	283
Other long-term liabilities	149	158
Total liabilities (a)	5,315	5,765
Commitments and contingencies (See Note 11)
SBG member’s deficit:
Accumulated deficit	(560)	(865)
Accumulated other comprehensive income	2	1
Total SBG member's deficit	(558)	(864)
Noncontrolling interests	(68)	(64)
Total deficit	(626)	(928)
Total liabilities and deficit	$4,689	$4,837
The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2024 and 2023 include total assets of VIEs of $70 million and $85 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2024 and 2023 include total liabilities of the VIEs of $16 million and $17 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 12. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In millions, except share and per share data)

	2024	2023	2022
REVENUES:
Media revenues	$3,254	$2,968	$3,894
Non-media revenues	—	10	34
Total revenues	3,254	2,978	3,928

OPERATING EXPENSES:
Media programming and production expenses	1,536	1,543	1,942
Media selling, general and administrative expenses	742	719	812
Amortization of program costs	74	80	90
Non-media expenses	8	24	44
Depreciation of property and equipment	102	104	100
Corporate general and administrative expenses	123	654	160
Amortization of definite-lived intangible and other assets	129	148	221
Loss (gain) on deconsolidation of subsidiary	—	10	(3,357)
Gain on asset dispositions and other, net of impairment	(18)	(2)	(64)
Total operating expenses (gains)	2,696	3,280	(52)
Operating income (loss)	558	(302)	3,980

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(304)	(305)	(296)
Gain on extinguishment of debt	1	15	3
Income from equity method investments	—	31	56
Other income (expense), net	40	(43)	(129)
Total other expense, net	(263)	(302)	(366)
Income (loss) before income taxes	295	(604)	3,614
INCOME TAX (PROVISION) BENEFIT	(60)	359	(913)
NET INCOME (LOSS)	235	(245)	2,701
Net loss (income) attributable to redeemable noncontrolling interests	—	4	(20)
Net (income) loss attributable to the noncontrolling interests	(6)	(16)	(29)
NET INCOME (LOSS) ATTRIBUTABLE TO SBG	$229	$(257)	$2,652

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In millions)

	2024	2023	2022
Net income (loss)	$235	$(245)	$2,701
Unrealized gain on interest rate swap, net of taxes	1	—	—
Adjustments to post-retirement obligations, net of taxes	—	—	3
Share of other comprehensive gain of equity method investments	—	—	3
Comprehensive income (loss)	236	(245)	2,707
Comprehensive loss (income) attributable to redeemable noncontrolling interests	—	4	(20)
Comprehensive income attributable to noncontrolling interests	(6)	(16)	(29)
Comprehensive income (loss) attributable to SBG	$230	$(257)	$2,658

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENT OF (DEFICIT) EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2022
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

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2023
(In millions, except share data)

							SBG Member
	Redeemable Noncontrolling Interests	Old Class A Common Stock		Old Class B Common Stock		Old Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Old Sinclair Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	2,274,558	—	—	—	40	—	—	—	40
Old Sinclair Class A and Class B Common Stock converted to SBG member’s equity	—	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	—	(511)	(635)	—	(1)	(1,147)
Distribution to parent	—	—	—	—	—	—	(77)	—	—	(77)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	(12)	(12)
Net (loss) income	(4)	—	—	—	—	—	(257)	—	16	(241)
BALANCE, December 31, 2023	$—	—	$—	—	$—	$—	$(865)	$1	$(64)	$(928)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2024
(In millions)

	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2023	$(865)	$1	$(64)	$(928)
Contributions from member, net	76	—	—	76
Distributions to noncontrolling interests	—	—	(10)	(10)
Other comprehensive income	—	1	—	1
Net income	229	—	6	235
BALANCE, December 31, 2024	$(560)	$2	$(68)	$(626)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(In millions)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$235	$(245)	$2,701
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of sports programming rights	—	—	326
Amortization of definite-lived intangible and other assets	129	148	221
Depreciation of property and equipment	102	104	100
Amortization of program costs	74	80	90
Equity-based compensation	49	45	50
Deferred tax provision (benefit)	91	(359)	906
Gain on asset dispositions and other, net of impairment	(14)	(2)	(11)
Loss (gain) on deconsolidation of subsidiary	—	10	(3,357)
Income from equity method investments	—	(31)	(56)
(Income) loss from investments	(25)	77	133
Distributions from investments	—	29	87
Sports programming rights payments	—	—	(325)
Rebate payments to distributors	—	—	(15)
Gain on extinguishment of debt	(1)	(15)	(3)
Changes in assets and liabilities, net of acquisitions, deconsolidation of subsidiary, and asset transfer to Ventures:
(Increase) decrease in accounts receivable	(20)	9	20
Decrease (increase) in prepaid expenses and other current assets	37	4	(96)
Net change in due to/from member	(3)	43	—
(Decrease) increase in accounts payable and accrued and other current liabilities	(480)	486	(14)
Net change in current and long-term net income taxes payable/receivable	(35)	(3)	147
Decrease in program contracts payable	(80)	(88)	(103)
Other, net	12	(32)	(2)
Net cash flows from operating activities	71	260	799
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(80)	(90)	(105)
Deconsolidation of subsidiary cash	—	—	(315)
Purchases of investments	(4)	(39)	(75)
Distributions and proceeds from investments	43	204	99
Other, net	3	9	15
Net cash flows (used in) from investing activities	(38)	84	(381)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	—	728
Repayments of notes payable, commercial bank financing, and finance leases	(61)	(85)	(863)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	(153)	(120)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	(18)	(70)
Dividends paid on redeemable subsidiary preferred equity	—	—	(7)
Repurchase of redeemable subsidiary preferred equity	—	(190)	—
Contributions from (distributions to) member, net	10	(448)	—
Distributions to noncontrolling interests, net	(10)	(12)	(12)
Other, net	—	(3)	(9)
Net cash flows used in financing activities	(61)	(909)	(353)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(28)	(565)	65
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	319	884	819
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$291	$319	$884

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, LLC (“SBG”), a Maryland limited liability company and a wholly owned subsidiary of Sinclair, Inc. (“Sinclair”), is a diversified media company with national reach and a strong focus on providing high-quality content on SBG’s local television stations and digital platform. The content, distributed through SBG’s broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, sports and other original programming produced by SBG and SBG owned networks. Additionally, prior to the Reorganization (as defined below in Company Reorganization), SBG had interests in, owned, managed, and/or operated Tennis Channel, digital media companies, technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2024, SBG had one reportable segment: local media. The local media segment consists primarily of SBG’s 185 broadcast television stations in 86 markets, which SBG owns, provides programming and operating services pursuant to LMAs, or provides sales services and other non-programming operating services pursuant to other outsourcing agreements, such as JSAs and SSAs. These stations broadcast 641 channels as of December 31, 2024. For the purpose of this report, these 185 stations and 641 channels are referred to as SBG’s stations and channels. Prior to the Deconsolidation on March 1, 2022 (as defined below in Deconsolidation of Diamond Sports Intermediate Holdings LLC), SBG had one additional reportable segment, local sports. This segment consisted of regional sports networks (“RSNs”), which owned the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas.

Principles of Consolidation

The consolidated financial statements include SBG’s accounts and those of SBG’s wholly-owned and majority-owned subsidiaries and VIEs for which SBG is the primary beneficiary. Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of SBG’s consolidated entities. Noncontrolling interests which may be redeemed by the holder, and the redemption is outside of SBG’s control, are presented as redeemable noncontrolling interests. All intercompany transactions and account balances have been eliminated in consolidation.

SBG consolidates VIEs when SBG is the primary beneficiary. SBG is the primary beneficiary of a VIE when SBG has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 12. Variable Interest Entities for more information on SBG’s VIEs.

Investments in entities over which SBG has significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents SBG’s proportionate share of net income or loss generated by equity method investees.

Company Reorganization

On April 3, 2023, the company formerly known as Sinclair Broadcast Group, Inc., a Maryland corporation (“Old Sinclair”), entered into an Agreement of Share Exchange and Plan of Reorganization (the “Share Exchange Agreement”) with Sinclair and Sinclair Holdings, LLC, a Maryland limited liability company (“Sinclair Holdings”). The purpose of the transactions contemplated by the Share Exchange Agreement was to effect a holding company reorganization in which Sinclair would become the publicly-traded parent company of Old Sinclair.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Effective at 12:00 am Eastern U.S. time on June 1, 2023 (the “Share Exchange Effective Time”), pursuant to the Share Exchange Agreement and Articles of Share Exchange filed with the Maryland State Department of Assessments and Taxation, the share exchange between Sinclair and Old Sinclair was completed (the “Share Exchange”). Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to a Maryland limited liability company named Sinclair Broadcast Group, LLC. On the day following the Share Exchange Effective Time, Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the “Transferred Assets”) to Sinclair Ventures, LLC, a new indirect wholly-owned subsidiary of Sinclair (“Ventures”). We refer to the Share Exchange and the related steps described above collectively as the “Reorganization.” The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Compulse, a marketing technology and managed services company, and Tennis Channel and related assets.

As a result of the Reorganization, SBG’s consolidated statements of operations the year ended December 31, 2023 includes five months of activity related to the Transferred Assets prior to the Reorganization. Subsequent to June 1, 2023, the assets and liabilities of the Transferred Assets are no longer included within SBG’s consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with the Transferred Assets are referring to the periods prior to the Reorganization.

The Reorganization is considered a transaction between entities under common control and therefore the Transferred Assets were transferred from SBG to Ventures at a net book value of $1,147 million for the year ended December 31, 2023, which is recognized in SBG’s consolidated statement of member’s equity (deficit) and redeemable noncontrolling interests as a dividend to SBG’s parent.

Deconsolidation of Diamond Sports Intermediate Holdings LLC

On March 1, 2022, Old Sinclair’s subsidiary Diamond Sports Intermediate Holdings, LLC, and certain of its subsidiaries (collectively “DSIH”) completed a series of transactions (the “DSIH Transaction”). As part of the DSIH Transaction, the governance structure of DSIH was modified including changes to the composition of its Board of Managers, resulting in the SBG’s loss of voting control. As a result, DSIH, whose operations represented the entirety of SBG’s local sports segment, was deconsolidated from SBG’s consolidated financial statements effective as of March 1, 2022 (the “Deconsolidation”). SBG’s consolidated statements of operations for the year ended December 31, 2022 therefore includes two months of activity related to DSIH prior to the Deconsolidation. Subsequent to February 28, 2022, the assets and liabilities of DSIH are no longer included within SBG’s consolidated balance sheets. Any discussions related to results, operations, and accounting policies associated with DSIH are referring to the periods prior to the Deconsolidation.

Upon Deconsolidation, SBG recognized a gain before income taxes of approximately $3,357 million, which is recorded within gain on deconsolidation of subsidiary in SBG’s consolidated statements of operations for the year ended December 31, 2022. For the year ended December 31, 2023, we recorded an adjustment to the deconsolidation gain of $10 million.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In October 2021, the FASB issued guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. The guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. SBG adopted this guidance during the first quarter of 2023. The impact of the adoption did not have a material impact on SBG’s consolidated financial statements.

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, applied retrospectively. Early adoption was permitted. SBG adopted this guidance during the fourth quarter of 2024. See Note 14. Segment Data for more information.

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

Accounts Receivable

SBG regularly reviews accounts receivable and determines an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant’s ability to pay, past collection experience, and such other factors which, in management’s judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the appropriate allowance level.

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2024, 2023, and 2022 is as follows (in millions):

	2024	2023	2022
Balance at beginning of period	$4	$5	$7
Charged to expense	5	3	4
Net write-offs	(4)	(3)	(6)
Transferred to Ventures	—	(1)	—
Balance at end of period	$5	$4	$5

As of December 31, 2024, four customers accounted for 11%, 10%, 10%, and 10%, respectively, of SBG’s accounts receivable, net. As of December 31, 2023, two customers accounted for 10% and 10%, respectively, of SBG’s accounts receivable, net. As of December 31, 2022, one customer accounted for 13% of SBG’s accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Broadcast Television Programming

SBG has agreements with programming syndicators for the rights to television programming over contract periods, which generally run from one to three years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement, and the program is available for its first showing or telecast. The portion of program contracts which is payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

 SBG assesses program costs on a quarterly basis to ensure the costs are recorded at the lower of unamortized cost or fair value.

Sports Programming Rights

DSIH had multi-year program rights agreements that provided DSIH with the right to produce and telecast professional live sports games within a specified territory in exchange for a rights fee. Prior to the Deconsolidation, SBG amortized these rights as an expense over each season based upon contractually stated rates. Amortization was accelerated in the event that the stated contractual rates over the term of the rights agreement resulted in an expense recognition pattern that was inconsistent with the projected growth of revenue over the contractual term.

Impairment of Goodwill, Indefinite-lived Intangible Assets, and Other Long-lived Assets

SBG evaluates goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that an impairment may exist. SBG’s goodwill has been allocated to, and is tested for impairment at, the reporting unit level. A reporting unit is an operating segment or a component of an operating segment to the extent that the component constitutes a business for which discrete financial information is available and regularly reviewed by management. Components of an operating segment with similar characteristics are aggregated when testing goodwill for impairment.

In the performance of SBG’s annual assessment of goodwill for impairment, SBG has the option to qualitatively assess whether it is more likely than not that a reporting unit has been impaired.  As part of this qualitative assessment, SBG weighs the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. SBG also considers the significance of the excess fair value over carrying value in prior quantitative assessments.

If SBG concludes that it is more likely than not that a reporting unit is impaired, or if SBG elects not to perform the optional qualitative assessment, SBG will determine the fair value of the reporting unit and compare it to the net book value of the reporting unit. If the fair value is less than the net book value, SBG will record an impairment to goodwill for the amount of the difference. SBG estimates the fair value of SBG’s reporting units utilizing the income approach involving the performance of a discounted cash flow analysis. SBG’s discounted cash flow model is based on SBG’s judgment of future market conditions based on SBG’s internal forecast of future performance, as well as discount rates that are based on a number of factors including market interest rates, a weighted average cost of capital analysis, and includes adjustments for market risk and company specific risk.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SBG’s indefinite-lived intangible assets consist primarily of SBG’s broadcast licenses and a trade name. For SBG’s annual impairment test for indefinite-lived intangible assets, SBG has the option to perform a qualitative assessment to determine whether it is more likely than not that these assets are impaired. As part of this qualitative assessment SBG weighs the relative impact of factors that are specific to the indefinite-lived intangible assets as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. SBG also considers the significance of the excess fair value over carrying value in prior quantitative assessments. When evaluating SBG’s broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If SBG concludes that it is more likely than not that one of SBG’s broadcast licenses is impaired, SBG will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. SBG estimates the fair values of SBG’s broadcast licenses using the Greenfield method, which is an income approach. This method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenues and long-term growth projections, estimated market share for the typical participant without a network affiliation, and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk. If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

SBG evaluates long-lived assets, including definite-lived intangible assets, for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. SBG evaluates the recoverability of long-lived assets by comparing the carrying amount of the assets within an asset group to the estimated undiscounted future cash flows associated with the asset group. An asset group represents the lowest level of cash flow generated by a group of assets that are largely independent of the cash flows of other assets. At the time that such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, an impairment loss is determined by comparing the estimated fair value of the asset group to the carrying value. SBG estimates fair value using an income approach involving the performance of a discounted cash flow analysis.

For the years ended December 31, 2024, 2023, and 2022, SBG did not identify any indicators that goodwill, indefinite-lived or long-lived assets may not be recoverable. See Note 4. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

SBG believes it has made reasonable estimates and utilized appropriate assumptions in the performance of SBG’s impairment assessments. If future results are not consistent with SBG’s assumptions and estimates, including future events such as a deterioration of market conditions, loss of significant customers, and significant increases in discount rates, among other factors, SBG could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on SBG’s consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.

When factors indicate that there may be a decrease in the value of an equity method investment, SBG assesses whether a loss in value has occurred. If that loss is deemed to be other than temporary, an impairment loss is recorded accordingly. For any equity method investments that indicate a potential impairment, SBG estimates the fair values of those investments using a combination of a market-based approach, which considers earnings and cash flow multiples of comparable businesses and recent market transactions, as well as an income approach involving the performance of a discounted cash flow analysis. See Note 5. Other Assets for more information.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2024 and 2023 (in millions):

	2024	2023
Compensation and employee benefits	$96	$93
Interest	11	12
Programming related obligations	171	156
Legal, litigation, and regulatory (a)	26	504
Accounts payable and other operating expenses	70	86
Total accounts payable and accrued liabilities	$374	$851

(a)See Note 11. Commitments and Contingencies for additional information regarding the litigation accruals recorded.

We expense these activities when incurred.

Income Taxes

SBG recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SBG provides a valuation allowance for deferred tax assets if SBG determines that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including SBG’s past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. As of December 31, 2024 and 2023, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences, and a substantial amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize SBG’s deferred tax assets which could have a material effect on SBG’s consolidated financial statements.

Management periodically performs a comprehensive review of SBG’s tax positions, and SBG records a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what SBG has provided. See Note 10. Income Taxes, for further discussion of accrued unrecognized tax benefits.

Hedge Accounting

SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG’s exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.90%, and SBG receives a floating rate of interest based on the Secured Overnight Financing Rate (“SOFR”).

SBG has determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods is included in accumulated other comprehensive income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in SBG’s consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in SBG’s consolidated statements of cash flows. See Interest Rate Swap within Note 6. Notes Payable and Commercial Bank Financing for further discussion.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information — Statements of Cash Flows

For the years ended December 31, 2024, 2023, and 2022, SBG had the following cash transactions (in millions):

	2024	2023	2022
Income taxes paid	$3	$5	$18
Income tax refunds	$—	$1	$158
Interest paid	$296	$294	$387

Non-cash investing activities included property and equipment purchases of $5 million for each of the years ended December 31, 2024, 2023, and 2022.

SBG received equity shares in investments valued at $13 million and $3 million for the years ended December 31, 2024 and 2022, respectively, in exchange for an equivalent value of advertising spots.

Included in the contributions from (distributions to) member, net within Cash Flows Used in Financing Activities in SBG’s Consolidated Statements of Cash Flows, were dividends to Sinclair to fund its portion of the dividends to Sinclair shareholders and parent company expenses of $121 million and $74 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, these dividends were offset by a contribution from member related to the $148 million from Ventures related to the DSG litigation settlement (see Note 11. Commitments and Contingencies for further detail). The year ended December 31, 2023 also reflects the distribution related to the transfer of $360 million of cash to Ventures as part of the Reorganization.

Revenue Recognition

The following table presents SBG’s revenue disaggregated by type and segment for the years ended December 31, 2024, 2023, and 2022 (in millions):

For the year ended December 31, 2024	Local media
Distribution revenue	$1,543
Core advertising revenue	1,152
Political advertising revenue	405
Other media, non-media, and intercompany revenue	154
Total revenues	$3,254

For the year ended December 31, 2023	Local media	Other	Eliminations	Total
Distribution revenue	$1,491	$76	$—	$1,567
Core advertising revenue	1,192	29	(5)	1,216
Political advertising revenue	44	—	—	44
Other media, non-media, and intercompany revenue	139	14	(2)	151
Total revenues	$2,866	$119	$(7)	$2,978

For the year ended December 31, 2022	Local media	Local sports	Other	Eliminations	Total
Distribution revenue	$1,531	$433	$179	$—	$2,143
Core Advertising revenue	1,186	44	74	(22)	1,282
Political advertising revenue	332	—	—	—	332
Other media, non-media, and intercompany revenue	144	5	59	(37)	171
Total revenues	$3,193	$482	$312	$(59)	$3,928

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Distribution Revenue. SBG generates distribution revenue through fees received from Distributors for the right to distribute SBG’s stations, other properties, and, prior to the Deconsolidation, the RSNs. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to SBG’s customers (“as usage occurs”) which corresponds with the satisfaction of SBG’s performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. SBG’s customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

Core Advertising Revenue. SBG generates core advertising revenue primarily from the sale of non-political advertising spots/impressions within SBG’s broadcast television, digital platforms, and, prior to the Deconsolidation, RSNs. Core advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where SBG provides audience ratings guarantees, to the extent that there is a ratings shortfall, SBG will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of SBG’s advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, SBG requires customers to pay in advance; payments received in advance of satisfying SBG’s performance obligations are reflected as deferred revenue.

Political Advertising Revenue. SBG generates political advertising revenue primarily from the sale of political advertising spots/impressions within SBG’s broadcast television and digital platforms. Political advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where SBG provides audience ratings guarantees, to the extent that there is a ratings shortfall, SBG will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of SBG’s advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, SBG requires customers to pay in advance; payments received in advance of satisfying SBG’s performance obligations are reflected as deferred revenue.

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

Arrangements with Multiple Performance Obligations. SBG’s contracts with customers may include multiple performance obligations. For such arrangements, SBG allocates revenues to each performance obligation based on its relative standalone selling price, which is generally based on the prices charged to customers.

Deferred Revenues. SBG records deferred revenue when cash payments are received or due in advance of SBG’s performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within SBG’s consolidated balance sheets, based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $163 million, $171 million, and $200 million as of December 31, 2024, 2023, and 2022, respectively, of which $112 million, $124 million, and $144 million as of December 31, 2024, 2023, and 2022, respectively, was reflected in other long-term liabilities in SBG’s consolidated balance sheets. Deferred revenue recognized for the years ended December 31, 2024 and 2023 that was included in the deferred revenue balance as of December 31, 2023 and 2022 was $44 million and $47 million, respectively.

For the year ended December 31, 2024, one customer accounted for 10% of SBG’s total revenues. For the year ended December 31, 2023, two customers accounted for 11% and 10% respectively, of SBG’s total revenues. For the year ended December 31, 2022, three customers accounted for 12%, 11%, and 10%, respectively, of SBG’s total revenues. For purposes of this disclosure, a single customer may include multiple entities under common control.

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, was $7 million for the year ended December 31, 2024 and $9 million for each of the years ended December 31, 2023 and 2022.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments

Financial instruments, as of December 31, 2024 and 2023, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 15. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

SBG maintains a supplemental executive retirement plan which was inherited upon the acquisition of certain stations. As of December 31, 2024, the estimated projected benefit obligation was $13 million, of which $1 million is included in accrued expenses and $12 million is included in other long-term liabilities in SBG’s consolidated balance sheets. At December 31, 2024, the projected benefit obligation was measured using a 5.44% discount rate compared to a discount rate of 4.92% for the year ended December 31, 2023. For each of the years ended December 31, 2024 and 2023, SBG made $1 million in benefit payments. SBG recognized an actuarial gain of $0.4 million and loss of $0.3 million through other comprehensive income for the years ended December 31, 2024 and 2023, respectively. For each of the years ended December 31, 2024 and 2023, SBG recognized $1 million of periodic pension expense, reported in other income (expense), net in SBG’s consolidated balance sheets.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2. EQUITY-BASED COMPENSATION PLANS:

In June 1996, Old Sinclair’s Board of Directors adopted, upon approval of the shareholders by proxy, the 1996 Long-Term Incentive Plan (“LTIP”). Under the LTIP, SBG issued restricted stock awards (“RSAs”), stock grants to its non-employee directors, stock-settled appreciation rights (“SARs”), and stock options. In June 2022, Old Sinclair’s Board of Directors adopted, upon approval of the shareholders by proxy, the 2022 Stock Incentive Plan (“SIP”). Upon approval of the SIP, it succeeded the LTIP and no additional awards were granted under the LTIP. All outstanding awards granted under the LTIP will remain subject to their original terms. The purpose of the SIP is to provide stock-based incentives that align the interests of employees, consultants, and outside directors with those of the stockholders of Sinclair by motivating employees to achieve long-term results and rewarding them for their achievements, and to attract and retain the types of employees, consultants, and outside directors who will contribute to SBG’s long-range success. The amounts presented here represent equity-based compensation associated with employees of SBG that were awarded and will be settled in Class A Common Stock of Sinclair.

Additionally, SBG has the following arrangements that involve equity-based compensation: employer matching contributions for participants in Sinclair’s 401(k) Profit Sharing Plan and Trust (“the 401(k) Plan”) and an employee stock purchase plan (“ESPP”). Equity-based compensation expense has no effect on SBG’s consolidated cash flows. For the years ended December 31, 2024, 2023, and 2022, SBG recorded equity-based compensation of $49 million, $45 million, and $50 million, respectively. Below is a summary of the key terms and methods of valuation of SBG’s equity-based compensation awards:

Restricted Stock Awards

RSAs issued in 2024 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. RSAs issued in 2023 have certain restrictions that generally lapse after two years at 100% or over two years at 50% and 50%, respectively. RSAs issued in 2022 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. As the restrictions lapse, the Sinclair Class A Common Stock may be freely traded on the open market. The fair value assumes the closing value of the stock on the measurement date.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2023	834,158	$21.62
2024 Activity:
Granted	1,322,688	13.32
Vested	(826,771)	13.74
Forfeited (a)	(13,018)	13.86
Unvested shares at December 31, 2024	1,317,057	$18.31

(a) Forfeitures are recognized as they occur.

SBG recorded compensation expense of $18 million for the year ended December 31, 2024 and $19 million for each of the years ended December 31, 2023 and 2022. The majority of the unrecognized compensation expense of $8 million as of December 31, 2024 will be recognized in 2025.

Equity Grants to Non-Employee Directors

In addition to fees paid in cash to SBG’s non-employee directors, on the date of each annual meeting of Sinclair shareholders, each non-employee directors receives a grant of unrestricted shares of Sinclair Class A Common Stock. Sinclair issued 113,658 in 2024 and Old Sinclair issued 80,496 shares in 2023 and 60,732 shares in 2022. SBG recorded expense of $1 million for each of the years ended December 31, 2024 and 2023 and $2 million for the year ended December 31, 2022, which was based on the average share price of the stock on the date of grant.

Stock-Settled Appreciation Rights

These awards entitle holders to the appreciation in Sinclair’s Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of Sinclair’s Class A Common Stock on the date of grant. For the years ended December 31, 2024, 2023, and 2022, SBG recorded compensation expense of $13 million, $7 million, and $10 million, respectively.

The following is a summary of the 2024 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2023	4,744,680	$25.75
2024 Activity:
Granted	3,625,160	13.31
Outstanding SARs at December 31, 2024	8,369,840	$20.36

As of December 31, 2024, there was no aggregate intrinsic value of the SARs outstanding which had a weighted average remaining contractual life of 8 years.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.1%	4.4%	1.6%
Expected years to exercise	5 years	5 years	5 years
Expected volatility	58.8%	52.1%	49.6%
Annual dividend yield	7.8%	6.8%	3.0%

The risk-free interest rate is based on the U.S. Treasury yield curve, in effect at the time of grant, for U.S. Treasury STRIPS that approximate the expected life of the award. The expected volatility is based on Sinclair’s historical stock prices over a period equal to the expected life of the award. The annual dividend yield is based on Sinclair’s annual dividend per share divided by Sinclair’s share price on the grant date.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Options

Options are fully vested and have a weighted average remaining contractual term of 1 year. As of December 31, 2024, there was no aggregate intrinsic value for the options outstanding. There was no expense recognized for each of the years ended December 31, 2024, 2023, and 2022.

The following is a summary of changes in outstanding options:

	Options	Weighted-Average Price
Outstanding options at December 31, 2023	375,000	$31.25
2024 Activity:
Expired	(125,000)	27.36
Outstanding options at December 31, 2024	250,000	$33.20

401(k) Match

The Sinclair, Inc. 401(k) Plan is available as a benefit for SBG’s eligible employees. Contributions made to the 401(k) Plan include an employee elected salary reduction amount with a match calculation (the “Match”). The Match and any additional discretionary contributions may be made using Sinclair’s Class A Common Stock, if the Sinclair Board so chooses. Typically, the Match is made using Sinclair’s Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) Plan. The number of shares of Sinclair’s Class A Common Stock granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match. SBG recorded $16 million for the year ended December 31, 2024 and $17 million for each of the years ended December 31, 2023 and 2022 of compensation expense related to the Match.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase Sinclair Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The compensation expense recorded related to the ESPP was $1 million for each of the years ended December 31, 2024 and 2023 and $2 million for the year ended December 31, 2022.

3. PROPERTY AND EQUIPMENT:

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment consisted of the following as of December 31, 2024 and 2023 (in millions):

	2024	2023
Land and improvements	$72	$71
Buildings and improvements	305	287
Operating equipment	923	894
Office furniture and equipment	155	142
Leasehold improvements	48	45
Automotive equipment	64	64
Finance lease assets	69	61
Construction in progress	70	93
	1,706	1,657
Less: accumulated depreciation	(1,014)	(965)
	$692	$692

4. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The change in the carrying amount of goodwill at December 31, 2024 and 2023 was as follows (in millions):

	Local media	Other	Consolidated
Balance at December 31, 2022	$2,016	$72	$2,088
Disposition	—	(6)	(6)
Transferred to Ventures	—	(66)	(66)
Balance at December 31, 2023	$2,016	$—	$2,016
Balance at December 31, 2024	$2,016	$—	$2,016

SBG’s accumulated goodwill impairment was $3,029 million as of both December 31, 2024 and 2023, of which $414 million related to our local media segment and $2,615 million related to our local sports segment (prior to the Deconsolidation) as of both December 31, 2024 and 2023, respectively.

For SBG’s annual goodwill impairment tests related to its local media reporting unit in 2024 and 2023 and its other reporting units in 2022, SBG concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment. The qualitative factors reviewed during SBG’s annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of SBG’s reporting units. SBG did not have any indicators of impairment in any interim period in 2024 or 2023 and therefore did not perform interim impairment tests for goodwill during those periods.

For SBG’s annual goodwill impairment test related to its local media reporting unit in 2022, SBG elected to perform a quantitative assessment and concluded that its fair value substantially exceeded its carrying value. The key assumptions used to determine the fair value of SBG’s local media reporting unit consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, profit margins, and growth rates. The discount rate used to determine the fair value of SBG’s local media reporting unit is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television broadcasting company and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and growth rates and profit margins are based on market studies, industry knowledge, and historical performance.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, the carrying amount of SBG’s indefinite-lived intangible assets was as follows (in millions):

	Local media	Other	Consolidated
Balance at December 31, 2022 (a)	$123	$27	$150
Transferred to Ventures	—	(27)	(27)
Balance at December 31, 2023 (a) (b)	$123	$—	$123
Balance at December 31, 2024 (a) (b)	$123	$—	$123

(a)SBG’s indefinite-lived intangible assets in its local media segment relate to broadcast licenses and SBG’s indefinite-lived intangible assets in other relate to trade names.
(b)Approximately $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2024 and 2023.
SBG did not have any indicators of impairment for its indefinite-lived intangible assets in 2024 or 2023, and therefore did not perform interim impairment tests during those periods. SBG performed its annual impairment tests for indefinite-lived intangibles in 2024 and 2023 and as a result of its qualitative assessments, SBG recorded no impairment.

The following table shows the gross carrying amount and accumulated amortization of SBG’s definite-lived intangibles (in millions):

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$817	$(626)	$191

Network affiliation	$1,435	$(1,112)	$323
Other	21	(18)	3
Total other definite-lived intangible assets (a)	$1,456	$(1,130)	$326

Total definite-lived intangible assets	$2,273	$(1,756)	$517

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships (b)	$817	$(579)	$238

Network affiliation	$1,435	$(1,032)	$403
Other	21	(15)	6
Total other definite-lived intangible assets (a) and (b)	$1,456	$(1,047)	$409

Total definite-lived intangible assets	$2,273	$(1,626)	$647

(a)Approximately $26 million and $33 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2024 and 2023, respectively.
(b)During 2023, $142 million of customer relationships and $7 million of other definite-lived intangible assets were transferred to Ventures as part of the Reorganization, as discussed in Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 14 years for customer relationships and 15 years for network affiliations. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2024, 2023, and 2022 was $129 million, $148 million, and $225 million, respectively, of which $4 million for the year ended December 31, 2022 was associated with the amortization of favorable sports contracts prior to the Deconsolidation and is presented within media programming and production expenses in SBG’s consolidated statements of operations. SBG analyzes specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets. There were no impairment charges recorded for the years ended December 31, 2024, 2023, and 2022, as there were no indicators of impairment.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2025	$123
2026	122
2027	109
2028	83
2029	48
2030 and thereafter	32
$517

5. OTHER ASSETS:

Other assets as of December 31, 2024 and 2023 consisted of the following (in millions):

	2024	2023
Equity method investments	$1	$1
Other investments	13	—
Income tax receivable	144	131
Other	54	52
Total other assets	$212	$184

Equity Method Investments

Prior to the Reorganization, SBG had a portfolio of investments, including a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the years ended December 31, 2024, 2023, and 2022.

Diamond Sports Intermediate Holdings LLC. Subsequent to the Deconsolidation, SBG’s equity interest in DSIH is accounted for under the equity method of accounting. As of March 1, 2022, SBG reflected the investment in DSIH at fair value, which was determined to be nominal. For the year ended December 31, 2024, SBG recorded no equity method loss related to the investment because the carrying value of the investment is zero and SBG is not obligated to fund losses incurred by DSIH. See Deconsolidation of Diamond Sports Intermediate Holdings LLC within Note 1. Nature of Operations and Summary of Significant Accounting Policies. SBG no longer holds an equity interest in DSIH subsequent to Diamond Sports Group, LLC’s (“DSG”) emergence from bankruptcy on January 2, 2025.

YES Network Investment. Prior to the Deconsolidation, SBG accounted for its investment in the Yankee Entertainment and Sports Network, LLC (“YES Network”) as an equity method investment, which was recorded within other assets in SBG’s consolidated balance sheets, and in which SBG’s proportionate share of the net income generated by the investment was included within income from equity method investments in SBG’s consolidated statements of operations. SBG recorded income of $10 million related to its investment for the year ended December 31, 2022.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Investments

SBG’s investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value (“NAV”).

All of the investments measured at fair value were transferred to Ventures as part of the Reorganization. Investments measured at NAV were $5 million as of December 31, 2024. SBG recognized fair value adjustment losses of $73 million and $145 million for the years ended December 31, 2023 and 2022, respectively, associated with these securities, which is reflected in other income (expense), net in SBG’s consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $8 million as of December 31, 2024. SBG recorded a $6 million impairment related to one investment for the year ended December 31, 2023, which is reflected in other income (expense), net in SBG’s consolidated statements of operations. SBG recorded no impairments related to these investments for the years ended December 31, 2024 and 2022.

6. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including “finance leases to affiliates”) consisted of the following as of December 31, 2024 and 2023 (in millions):

	2024	2023
Bank Credit Agreement:
Term Loan B-2, due September 30, 2026 (a)	$1,175	$1,215
Term Loan B-3, due April 1, 2028	714	722
Term Loan B-4, due April 21, 2029	731	739
STG Notes:
5.125% Unsecured Notes, due February 15, 2027	274	274
5.500% Unsecured Notes, due March 1, 2030	485	485
4.125% Senior Secured Notes, due December 1, 2030	737	737
Debt of variable interest entities	7	7
Finance leases	30	20
Finance leases - affiliate	12	7
Total outstanding principal	4,165	4,206
Less: Deferred financing costs and discounts	(36)	(46)
Less: Current portion	(35)	(34)
Less: Finance leases - affiliate, current portion	(3)	(2)
Net carrying value of long-term debt	$4,091	$4,124

(a)During the year ended December 31, 2024, STG repurchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million. See Bank Credit Agreement below.

Debt under the Bank Credit Agreement, notes payable, and finance leases as of December 31, 2024 matures as follows (in millions):

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Notes and Bank Credit Agreement	Finance Leases	Total
2025	$30	$11	$41
2026	1,177	11	1,188
2027	292	8	300
2028	699	6	705
2029	702	6	708
2030 and thereafter	1,223	10	1,233
Total minimum payments	4,123	52	4,175
Less: Deferred financing costs and discounts	(36)	—	(36)
Less: Amount representing future interest	—	(10)	(10)
Net carrying value of total debt	$4,087	$42	$4,129

Interest expense in SBG’s consolidated statements of operations was $304 million, $305 million, and $296 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $10 million for each of the years ended December 31, 2024 and 2023 and $12 million for the year ended December 31, 2022.

The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2024 and 2023:

		Weighted Average Effective Rate
	Stated Rate	2024	2023
Bank Credit Agreement:
Term Loan B-2 (a)	SOFR plus 2.50%	8.17%	7.98%
Term Loan B-3 (a)	SOFR plus 3.00%	8.64%	8.35%
Term Loan B-4 (b)	SOFR plus 3.75%	9.83%	9.77%
Revolving Credit Facility (b) (c)	SOFR plus 2.00%	—%	—%
STG Notes:
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	4.31%

(a)The STG Term Loan B-2 converted to using the Secured Overnight Financing Rate (“SOFR”) upon the complete phase-out of LIBOR on June 30, 2023 and was subject to customary credit spread adjustments set at the time of the rate conversion. The STG Term Loan B-3 has LIBOR to SOFR conversion terms, including the applicable credit spread adjustments, built into the existing agreement.
(b)Interest rate terms on the STG Term Loan B-4 and revolving credit facility include additional customary credit spread adjustments.
(c)STG incurs a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if the first lien indebtedness ratio (as defined in the Bank Credit Agreement) is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. The revolving credit facility is priced at SOFR plus 2.00%, subject to decrease if the specified first lien leverage ratio (as defined in the Bank Credit Agreement) is less than or equal to certain levels. As of December 31, 2024 and 2023, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the revolving credit facility. The total revolving credit facility contains two tranches, one for $612.5 million which expires on April 21, 2027 and one for $37.5 million which expires on December 4, 2025. See Bank Credit Agreement below for further information.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SBG recorded a $23 million original issuance discount for the year ended December 31, 2022. Debt issuance costs and original issuance discounts are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to the revolving credit facility, which are presented within other assets in SBG’s consolidated balance sheets.

Bank Credit Agreement

Prior to the refinancing subsequent event discussed in Note 16. Subsequent Events, STG, a wholly owned subsidiary of SBG, had a syndicated credit facility which includes both revolving credit and issued term loans (the “Bank Credit Agreement”).

The Bank Credit Agreement included a financial maintenance covenant, the first lien leverage ratio (as defined in the Bank Credit Agreement), which required such ratio not to exceed 4.5x, measured as of the end of each fiscal quarter. As of December 31, 2024, the STG first lien leverage ratio was below 4.5x. The financial maintenance covenant was only applicable if 35% or more of the capacity (as a percentage of total commitments) under the revolving credit facility, measured as of the last day of each quarter, was utilized under the revolving credit facility as of such date. Since there was no utilization under the revolving credit facility as of December 31, 2024, STG was not subject to the financial maintenance covenant under the Bank Credit Agreement. The Bank Credit Agreement contained other restrictions and covenants with which STG was in compliance as of December 31, 2024.

On April 21, 2022, STG entered into the Fourth Amendment (the “Fourth Amendment”) to the Bank Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto (the “Guarantors”) and the lenders and other parties thereto.

Pursuant to the Fourth Amendment, STG raised Term B-4 Loans (as defined in the Bank Credit Agreement) in an aggregate principal amount of $750 million, which mature on April 21, 2029 (the “Term Loan B-4”). The Term Loan B-4 was issued at 97% of par and bears interest, at STG’s option, at Term SOFR plus 3.75% (subject to customary credit spread adjustments) or base rate plus 2.75%. The proceeds from the Term Loan B-4 were used to refinance all of STG’s outstanding Term Loan B-1 due January 2024 and to redeem STG’s outstanding 5.875% senior notes due 2026. In addition, the maturity of $612.5 million of the total $650 million of revolving commitments under the Bank Credit Agreement were extended to April 21, 2027, with the remaining $37.5 million continuing to mature on December 4, 2025. For the year ended December 31, 2022, SBG capitalized an original issuance discount of $23 million associated with the issuance of the Term Loan B-4, which is reflected as a reduction to the outstanding debt balance and will be recognized as interest expense over the term of the outstanding debt utilizing the effective interest method. SBG recognized a loss on extinguishment of $10 million for the year ended December 31, 2022.

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

During the year ended December 31, 2024, STG repurchased $27 million aggregate principal amount of the Term Loan B-2 for consideration of $25 million. SBG recognized a gain on extinguishment of $1 million for the year ended December 31, 2024.

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

During the year ended December 31, 2023, STG purchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Unsecured Notes, the 5.500% Unsecured Notes, and the 4.125% Secured Notes, respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the STG Notes of $12 million for the year ended December 31, 2023.

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

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

SBG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both December 31, 2024 and 2023, all of which related to consolidated VIEs is included in our consolidated balance sheets. SBG provides a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $122 million with annual escalations of 4% for the next four years. As of December 31, 2024, SBG has determined that it is not probable that SBG would have to perform under any of these guarantees. Additionally, we believe that as of January 1, 2025, we have no further obligations related to this guarantee, however the counterparty associated with the related agreement may not agree with our conclusion. See Note 11. Commitments and Contingencies for further discussion.

Interest Rate Swap

During the year ended December 31, 2023, STG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of both December 31, 2024 and 2023, the fair value of the interest rate swap was an asset of $1 million, which is recorded in other assets in SBG’s consolidated balance sheets.

Finance Leases

For more information related to SBG’s finance leases and affiliate finance leases see Note 7. Leases and Note 13. Related Person Transactions, respectively.

7. LEASES:

SBG determines if a contractual arrangement is a lease at inception. SBG’s lease arrangements provide SBG the right to utilize certain specified tangible assets for a period of time in exchange for consideration. SBG’s leases primarily relate to building space, tower space, and equipment. SBG does not separate non-lease components from building and tower leases for the purposes of measuring lease liabilities and assets. SBG’s leases consist of operating leases and finance leases which are presented separately in SBG’s consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

SBG recognizes a lease liability and a right of use asset at the lease commencement date based on the present value of the future lease payments over the lease term discounted using SBG’s incremental borrowing rate. Implicit interest rates within SBG’s lease arrangements are rarely determinable. Right of use assets also include, if applicable, prepaid lease payments and initial direct costs, less incentives received.

SBG recognizes operating lease expense on a straight-line basis over the term of the lease within operating expenses. Expense associated with SBG’s finance leases consists of two components, including interest on outstanding finance lease obligations and amortization of the related right of use assets. The interest component is recorded in interest expense and amortization of the finance lease asset is recognized on a straight-line basis over the term of the lease in depreciation of property and equipment.

SBG’s leases do not contain any material residual value guarantees or material restrictive covenants. Some of SBG’s leases include optional renewal periods or termination provisions which SBG assess at inception to determine the term of the lease, subject to reassessment in certain circumstances.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents lease expense SBG has recorded in SBG’s consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Finance lease expense:
Amortization of finance lease asset	$4	$4	$3
Interest on lease liabilities	3	2	3
Total finance lease expense	7	6	6
Operating lease expense (a)	36	38	41
Total lease expense	$43	$44	$47

(a)Includes variable lease expense of $6 million for each of the years ended December 31, 2024 and 2023 and $7 million for the year ended December 31, 2022.

The following table summarizes SBG’s outstanding operating and finance lease obligations as of December 31, 2024 (in millions):

	Operating Leases	Finance Leases	Total
2025	$31	$11	$42
2026	29	11	40
2027	28	8	36
2028	24	6	30
2029	18	6	24
2030 and thereafter	59	10	69
Total undiscounted obligations	189	52	241
Less imputed interest	(37)	(10)	(47)
Present value of lease obligations	$152	$42	$194

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2024 and December 31, 2023 (in millions, except lease term and discount rate):

	2024			2023
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$123	$30	(a)	$142	$12	(a)

Lease liabilities, current	$22	$8		$21	$6
Lease liabilities, non-current	130	34		152	21
Total lease liabilities	$152	$42		$173	$27

Weighted average remaining lease term (in years)	7.15	5.62		7.85	5.26
Weighted average discount rate	6.3%	8.0%		6.2%	7.9%

(a)Finance lease assets are reflected in property and equipment, net in SBG’s consolidated balance sheets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents other information related to SBG’s leases for the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32	$33	$35
Operating cash flows from finance leases	$3	$2	$3
Financing cash flows from finance leases	$7	$7	$6
Leased assets obtained in exchange for new operating lease liabilities	$5	$25	$15
Leased assets obtained in exchange for new finance lease liabilities	$22	$—	$1

8. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2024 were as follows (in millions):

2025	$69
2026	9
2027	4
Total	82
Less: Current portion	(69)
Long-term portion of program contracts payable	$13

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what SBG is expected to pay during that period. While SBG is contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables SBG to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $12 million. In addition, SBG has entered into non-cancelable commitments for future television program rights aggregating to $48 million as of December 31, 2024.

9. REDEEMABLE NONCONTROLLING INTERESTS:

SBG accounts for redeemable noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity, and classifies them as mezzanine equity in SBG’s consolidated balance sheets because their possible redemption is outside of SBG’s control. SBG’s redeemable non-controlling interests previously consisted of the following:

Redeemable Subsidiary Preferred Equity

On August 23, 2019, Diamond Sports Holdings, LLC (“DSH”), an indirect parent of DSG and indirect wholly-owned subsidiary of the Company, issued preferred equity (the “Redeemable Subsidiary Preferred Equity”).

On February 10, 2023, SBG purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million representing 95% of the sum of the remaining unreturned capital contribution of $175 million, and accrued and unpaid dividends up to, but not including, the date of purchase.

Dividends accrued for the years ended December 31, 2023 and 2022 were $3 million and $13 million, respectively, and are reflected in net loss (income) attributable to redeemable noncontrolling interests in SBG’s consolidated statements of operations. Dividends accrued during 2023 and 2022 were paid in kind and added to the liquidation preference.

10. INCOME TAXES:

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2024, 2023, and 2022

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions):

	2024	2023	2022
Current (benefit) provision for income taxes:
Federal	$(35)	$5	$6
State	4	(5)	3
	(31)	—	9
Deferred provision (benefit) for income taxes:
Federal	95	(331)	868
State	(4)	(28)	36
	91	(359)	904
Provision (benefit) for income taxes	$60	$(359)	$913

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments:
State income taxes, net of federal tax benefit (a)	6.0%	4.7%	2.0%
Valuation allowance (b)	(5.8)%	33.5%	1.6%
Pending tax refunds interest income (c)	(4.6)%	—%	—%
Non-deductible items	1.9%	(0.6)%	—%
Federal tax credits	(1.9)%	0.6%	(0.2)%
Adjustment to prior year taxes	1.7%	—%	—%
Other	2.0%	0.2%	0.9%
Effective income tax rate	20.3%	59.4%	25.3%

(a)Included in state income taxes are deferred income tax effects related to certain acquisitions, intercompany mergers, tax elections, law changes and/or impact of changes in apportionment.
(b)SBG’s 2024 income tax provision includes a $17 million decrease in valuation allowance primarily result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions, and a remeasurement of state net deferred tax assets due to state apportionment updates. SBG’s 2023 income tax provision includes a $212 million decrease related to the release of valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j). SBG’s 2022 income tax provision includes a net $56 million addition related to an increase in valuation allowance associated with the federal interest expense carryforwards under the IRC Section 163(j) and primarily offset by a decrease in valuation allowance on certain state deferred tax assets resulting from the Deconsolidation.
(c)SBG’s 2024 income tax provision includes a $14 million accrual of interest income attributable to prior years’ pending income tax refund claims, including an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes. Total deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 were as follows (in millions):

	2024	2023
Deferred Tax Assets:
Net operating losses:
Federal	$75	$97
State	149	152
IRC Section 163(j) interest expense carryforward	139	93
Tax Credits	90	87
Capitalized research and development expenses	44	35
Other	81	83
	578	547
Valuation allowance for deferred tax assets	(96)	(113)
Total deferred tax assets	$482	$434

Deferred Tax Liabilities:
Goodwill and intangible assets	$(331)	$(334)
Property & equipment, net	(87)	(98)
Investment in DSIH	(405)	(250)
Other	(32)	(35)
Total deferred tax liabilities	(855)	(717)
Net deferred tax liabilities	$(373)	$(283)

At December 31, 2024, SBG had approximately $358 million and $3,366 million of gross federal and state net operating losses, respectively. Except for those without an expiration date, these losses will expire during various years from 2025 to 2044, and some of them are subject to annual limitations under the IRC Section 382 and similar state provisions. As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, SBG establishes a valuation allowance in accordance with the guidance related to accounting for income taxes. As of December 31, 2024, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences and a substantial portion of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, SBG believes it is more likely than not that they will be realized in the future. During the year ended December 31, 2024, SBG decreased its valuation allowance by $17 million to $96 million. The decrease was primarily a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions, and a remeasurement of state net deferred tax assets due to state apportionment updates. During the year ended December 31, 2023, SBG decreased its valuation allowance by $199 million to $113 million. The decrease was primarily due to the release of valuation allowance related to interest expense carryforwards under the IRC Section 163(j) offset by a change in judgment in the realizability of certain state deferred tax assets.

Due to DSG’s emergence from bankruptcy in early 2025, SBG expects to record a gain upon disposition for tax purposes. This will result in a material tax payment and movement to certain deferred tax assets and liabilities, primarily those related to investment in DSIH, net operating losses, and tax credits.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to SBG’s accrued unrecognized tax benefits (in millions):

	2024	2023	2022
Balance at January 1,	$12	$17	$15
Additions related to prior year tax positions	—	—	2
Additions related to current year tax positions	1	1	1
Reductions related to positions transferred to Ventures	—	(2)	—
Reductions related to settlements with taxing authorities	—	(2)	—
Reductions related to expiration of the applicable statute of limitations	—	(2)	(1)
Balance at December 31,	$13	$12	$17

As of 2023, SBG is a subsidiary of Sinclair and is subject to U.S. federal income tax as part of the consolidated return. SBG is also subject to income tax of multiple state jurisdictions. SBG’s 2014 through 2020 federal tax returns are currently under audit, and several of SBG’s subsidiaries are currently under state examinations for various years. SBG does not anticipate that resolution of these matters will result in a material change to SBG’s financial statements. In addition, SBG does not believe that SBG’s liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of expected statute of limitations expirations and resolution of examination issues and settlements with tax authorities.

11. COMMITMENTS AND CONTINGENCIES:

Litigation, Claims, and Regulatory Matters

SBG is party to lawsuits, claims, and regulatory matters from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. Except as noted below, SBG does not believe the outcome of these matters, individually or in the aggregate, will have a material effect on SBG’s financial statements.

FCC Matters. On May 22, 2020, the Federal Communications Commission (“FCC”) released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture (“NAL”) issued in December 2017 proposing a $13 million fine for alleged violations of the FCC’s sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company’s proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a four year compliance plan (which compliance plan terminated on May 29, 2024). Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024, and the matter remains pending. Licensees are authorized to continue operating stations in accordance with their existing licenses while their renewal applications are pending before the FCC.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice (“DOJ”) for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that enforcement remains pending. The Company is not a party to this forfeiture order; however, SBG’s consolidated financial statements include an accrual of additional expenses of $8 million for the above legal matters during the year ended December 31, 2021, as SBG consolidates these stations as VIEs.

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs, for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against SBG, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of December 31, 2024, SBG has accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC denied the Company’s request for reduction of the fine (and similar requests filed by certain other licensees) and issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024 and the matter remains pending.

Other Matters. On November 6, 2018, the Company agreed to enter into a proposed consent decree with the DOJ. This consent decree resolves the DOJ’s investigation into the sharing of pacing information among certain stations in some local markets. The DOJ filed the consent decree and related documents in the U.S. District Court for the District of Columbia on November 13, 2018. The U.S. District Court for the District of Columbia entered the consent decree on May 22, 2019. The consent decree is not an admission of any wrongdoing by the Company and does not subject the Company to any monetary damages or penalties. The Company believes that even if the pacing information was shared as alleged, it would not have impacted any pricing of advertisements or the competitive nature of the market. The consent decree requires the Company to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the Company’s stations not to exchange pacing and certain other information with other stations in their local markets, which the Company’s management had already instructed them not to do.

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants.Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs’ objections to the defendants’ privilege claims. The plaintiffs have paused their depositions of fact witnesses pending completion of the privilege review. The privilege review is ongoing and the Special Master has not indicated when he expects it to be completed; however, the Court, at a status conference in December 2024, urged the parties to restart depositions in April 2025 even if the privilege review is not complete by then. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On February 4, 2025, following a briefing on that motion, the Court heard arguments and took the motion under advisement. The Court scheduled the next status conference for March 18, 2025. The Company and the other non-settling defendants continue to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On July 19, 2023, as part of the bankruptcy proceedings of DSG, at such time, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the “Diamond Litigation”), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG and certain officers of SBG and STG, as defendants.

In the complaint, plaintiffs challenged a series of transactions involving SBG and certain of its subsidiaries, on the one hand, and DSG and its subsidiaries, on the other hand, since SBG acquired the former Fox Sports regional sports networks from The Walt Disney Company in August 2019. The complaint alleged, among other things, that the management services agreement (the “MSA”) entered into by STG and DSG was not fair to DSG and was designed to benefit STG and SBG; that the Bally’s Corporation (“Bally’s”) transaction in November 2020 through which Bally’s acquired naming rights to certain regional sports networks was not fair to DSG and was designed to benefit STG and SBG; and that certain distributions made by DSG that were used to pay down preferred equity of DSH, were inappropriate and were conducted at a time when DSG was insolvent. The complaint also alleged that SBG and its subsidiaries (other than DSG and its subsidiaries) received payments or indirect benefits of approximately $1.5 billion as a result of the alleged misconduct. The complaint asserted a variety of claims, including certain fraudulent transfers of assets, unlawful distributions and payments, breaches of contracts, unjust enrichment and breaches of fiduciary duties. The plaintiffs sought, among other relief, avoidance of fraudulent transfers and unlawful distributions, and unspecified monetary damages to be determined.

On March 1, 2024, the court approved a global settlement and release of all claims associated with the Diamond Litigation, which settlement included an amendment to the MSA. Sinclair entered into the settlement, without admitting any fault or wrongdoing. The settlement terms included, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair would provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, SBG paid $50 million related to the settlement. The final settlement payment was made during the second quarter of 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Ventures. On January 2, 2025, DSG announced that it had emerged from bankruptcy, at which time, SBG’s equity interest in DSG was terminated.

As described under Note 6. Notes Payable and Commercial Bank Financing, SBG has provided a guarantee that requires SBG to provide funding to the Marquee Sports Network (“Marquee”) under certain circumstances. On July 19, 2024, Marquee sent SBG a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to SBG by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, SBG does not believe it is contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent SBG another letter claiming that SBG’s failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, we believe we have no further obligations related to the guarantee, however, Marquee may not agree with our conclusion. This dispute may result in litigation, and based on SBG’s expectation of Marquee’s claims, SBG believes that it has meritorious defenses and intends to vigorously defend against such claims.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap

Certain of SBG’s stations have entered into what have commonly been referred to as local marketing agreements or LMAs. One typical type of LMA is a programming agreement between two separately owned television stations serving the same market, whereby the licensee of one station programs substantial portions of the broadcast day and sells advertising time during such programming segments on the other licensee’s station subject to the latter licensee’s ultimate editorial and other controls. SBG believes these arrangements allow it to reduce SBG’s operating expenses and enhance profitability.

In 1999, the FCC established a local television ownership rule that made certain LMAs attributable. The FCC adopted policies to exempt from attribution “legacy” LMAs that were entered into prior to November 5, 1996 and permitted the applicable stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review. The FCC stated it would conduct a case-by-case review of legacy LMAs and assess the appropriateness of extending the exemption periods. The FCC did not initiate any review of legacy LMAs in 2004 or as part of its subsequent quadrennial reviews. SBG does not know when, or if, the FCC will conduct any such review of legacy LMAs. Currently, all of SBG’s LMAs are exempt from attribution under the local television ownership rule because they were entered into prior to November 5, 1996. If the FCC were to eliminate the exemption for these LMAs, SBG would have to terminate or modify these LMAs.

In September 2015, the FCC released a Notice of Proposed Rulemaking in response to a Congressional directive in STELAR to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The proposed rulemaking seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions. On July 14, 2016, the FCC’s Chairman at the time announced that the FCC would not, at that time, proceed to adopt additional rules governing good faith negotiations of retransmission consent but did not formally terminate the rulemaking. No formal action has yet been taken on this Proposed Rulemaking, and SBG cannot predict if the FCC will terminate the rulemaking or take other action.

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

On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the FCC’s national ownership cap, including the UHF discount. The UHF discount allows television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. All but 21 of the stations SBG currently owns and operates, or to which SBG provides programming services are UHF. SBG cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all of SBG’s present stations SBG reaches approximately 24% of U.S. households. Changes to the national ownership cap could limit SBG’s ability to make television station acquisitions.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On December 22, 2023, the FCC completed its 2018 Quadrennial Regulatory Review (the “2018 Ownership Order”). The 2018 Ownership Order declined to loosen or eliminate any of the existing television ownership rules and expanded the Top-Four Prohibition to multicast streams and LPTV stations, each of which were not previously considered as part of the local television ownership rules. The expanded rule prohibits a broadcaster with a top-four-rated television station from acquiring the network affiliation of another top-four rated station in the market and airing that second top-four network on a multicast stream or commonly owned LPTV station under certain circumstances. Affiliation arrangements existing as of the release of the 2018 Ownership Order that would otherwise violate the expanded Top-Four Prohibition will not be subject to divestiture, but such arrangements will not be transferrable or assignable absent case-by-case approval. The 2018 Ownership Order also revised the methodology for determining whether a station is rated among the top-four stations in the market, retained the SSA disclosure requirement, and declined to attribute SSAs or JSAs. The 2018 Ownership Order’s expansion of the Top-Four Prohibition to multicast streams and LPTV stations may affect the Company’s ability to acquire programming or to sell or acquire stations due to the need to divest grandfathered affiliations. Broadcast industry parties filed three separate appeals of the 2018 Ownership Order which were consolidated in March 2024 and remain pending before the U.S. Court of Appeals for the Eighth Circuit. We cannot predict the outcome of these appeals.

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

12. VARIABLE INTEREST ENTITIES:

Certain of SBG’s stations provide services to other station owners within the same respective market through agreements, such as LMAs, where SBG provides programming, sales, operational, and administrative services, and JSAs and SSAs, where SBG provides non-programming, sales, operational, and administrative services. In certain cases, SBG has also entered into purchase agreements or options to purchase the license related assets of the licensee. SBG typically owns the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with SBG’s acquisition of the non-license assets of the station, SBG has provided guarantees to the bank for the licensee’s acquisition financing. The terms of the agreements vary but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of SBG’s investment in the stations, SBG is the primary beneficiary when, subject to the ultimate control of the licensees, SBG has the power to direct the activities which significantly impact the economic performance of the VIE through the services SBG provides and SBG absorbs losses and returns that would be considered significant to the VIEs. The fees paid between SBG and the licensees pursuant to these arrangements are eliminated in consolidation.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in SBG’s consolidated balance sheets as of December 31, 2024 and 2023 were as follows (in millions):

	2024	2023
ASSETS
Current assets:
Accounts receivable, net	$18	$23
Other current assets	3	3
Total current asset	21	26

Property and equipment, net	8	11
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	26	33
Total assets	$70	$85

LIABILITIES
Current liabilities:
Total current liabilities	$13	$14

Long-term liabilities:
Notes payable, finance leases, and commercial bank financing, less current portion	5	6
Other long-term liabilities	3	3
Total liabilities	$21	$23

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $128 million and $130 million as of December 31, 2024 and 2023, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2024, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 6. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

Prior to the Reorganization, SBG had several investments in entities which are considered VIEs. However, SBG did not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow SBG to control the entity, and therefore, SBG was not considered the primary beneficiary of these VIEs. SBG’s investments in these VIEs for which SBG was not the primary beneficiary were transferred to Ventures as part of the Reorganization.

The income and loss related to equity method investments and other equity investments are recorded in income from equity method investments and other income (expense), net, respectively, in SBG’s consolidated statements of operations. SBG recorded gains of $37 million and $58 million for the years ended December 31, 2023 and 2022, respectively, related to these investments.

Prior to DSG’s emergence from bankruptcy on January 2, 2025, SBG held substantially all the equity of DSIH and provided certain management and general and administrative services to subsidiaries of DSIH. However, it was determined that SBG was not the primary beneficiary because SBG lacked the ability to control the activities that most significantly drove the economics of the business. As of December 31, 2024, the carrying amount of SBG’s investment in DSIH was zero and there was no obligation for SBG to provide additional financial support.

SBG was also party to the A/R Facility held by an indirect wholly-owned subsidiary of DSIH which had a maturity date of September 23, 2024. The A/R Facility was terminated on March 14, 2024. See Note Receivable within Note 5. Other Assets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. RELATED PERSON TRANSACTIONS:

Transactions With SBG’s Indirect Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the “Sinclair controlling shareholders”) are brothers and hold substantially all of the Sinclair Class B Common Stock and some of the Sinclair Class A Common Stock. SBG engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases.  Certain assets used by SBG and SBG’s operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $6 million for each of the years ended December 31, 2024, 2023, and 2022.

Finance leases payable related to the aforementioned relationships were $12 million, net of $2 million interest, and $7 million, net of $1 million interest, as of December 31, 2024 and 2023, respectively. The finance leases mature in periods through 2030. For further information on finance leases to affiliates, see Note 6. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  SBG leases aircraft owned by certain controlling shareholders. For all leases, we incurred aggregate expenses of $0.1 million, $0.2 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. SBG has entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, SBG recorded revenue of $0.1 million for the year ended December 31, 2024.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the Cunningham Stations). Certain of SBG’s stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 12. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of the Sinclair controlling shareholders. SBG consolidates certain subsidiaries of Cunningham with which SBG has variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional 5-year renewal terms remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $69 million and $65 million as of December 31, 2024 and 2023, respectively. The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2024 and 2023. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $12 million for each of the years ended December 31, 2024 and 2023 and $10 million for the year ended December 31, 2022.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between August 2025 and April 2030, and certain stations have renewal provisions for successive eight-year periods.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG’s consolidated statements of operations. SBG’s consolidated revenues include $155 million, $140 million, and $159 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the Cunningham Stations.

SBG has an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in June 2025. Under the agreement, Cunningham paid SBG an initial fee of $1 million and pays SBG $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, SBG has an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million which increases by 3% on each anniversary and which expires in November 2025.

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $2 million for both of the years ended December 31, 2024 and 2023 and $1 million for the year ended December 31, 2022 under these agreements.

Leased Property by Real Estate Ventures

Prior to September 2024, certain of SBG’s real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2024, 2023, and 2022.

WG Communications Group.

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). SBG received revenue from advertisers represented by WGC of $0.3 million for each of the years ended December 31, 2024, 2023, and 2022 and made payments to WGC of $0.1 million for the year ended December 31, 2024 and less than $0.1 million for each of the years ended December 31, 2023 and 2022.

Sinclair, Inc.

Subsequent to the Reorganization, Sinclair is the sole member of SBG. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

SBG recorded revenue of $10 million and $5 million for the years ended December 31, 2024 and 2023, respectively, within the local media segment related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $14 million and $6 million for the years ended December 31, 2024 and 2023, respectively, within the local media segment related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made net cash distributions of $72 million and $482 million to Sinclair, and certain of its direct and indirect subsidiaries, for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, SBG had a payable to Sinclair, and certain of its direct and indirect subsidiaries, of $3 million, included within other current liabilities in SBG’s consolidated balance sheets. As of December 31, 2023, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $3 million, included within prepaid expenses and other current assets in SBG’s consolidated balance sheets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Diamond Sports Intermediate Holdings LLC

Up until DSG’s emergence from bankruptcy on January 2, 2025, SBG accounted for its equity interest in DSIH as an equity method investment, however SBG no longer holds an equity interest in DSIH subsequent to DSG’s emergence.

Management Services Agreement. SBG had a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which SBG provided DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, the local media segment recorded $60 million, $49 million, and $60 million of revenue for the years ended December 31, 2024, 2023 and 2022, respectively, of which $24 million was eliminated in consolidation prior to the Deconsolidation for the year ended December 31, 2022.

Distributions. DSIH made distributions to DSH for tax payments on the dividends of the Redeemable Subsidiary Preferred Equity of $7 million for the year ended December 31, 2022.

Note receivable. For the year ended December 31, 2023, SBG received payments totaling $203 million related to the note receivable associated with the A/R Facility, including $199 million from Diamond Sports Finance SPV, LLC (“DSPV”), an indirect wholly-owned subsidiary of DSIH, on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the A/R Facility, accrued interest, and outstanding fees and expenses. For the year ended December 31, 2022, SBG received payments totaling $60 million from DSPV and funded an additional $40 million related to the note receivable associated with the A/R Facility.

SBG recorded revenue of $3 million, $11 million, and $15 million for the years ended December 31, 2024, 2023, and 2022, respectively, within the local media segment related to certain other transactions between DSIH and SBG.

Other Equity Method Investees

YES Network. In August 2019, YES Network, which was accounted for as an equity method investment prior to the Deconsolidation, entered into a management services agreement with SBG, in which SBG provides certain services for an initial term that expires on August 29, 2025. The agreement will automatically renew for two 2-year renewal terms, with a final expiration on August 29, 2029. Pursuant to the terms of the agreement, the YES Network paid SBG a management services fee of $1 million for the year ended December 31, 2022.

DSIH had a minority interest in certain mobile production businesses. Prior to the Deconsolidation, SBG accounted for these as equity method investments. DSIH made payments to these businesses for production services totaling $5 million for the year ended December 31, 2022.

Sports Programming Rights

Affiliates professional teams had non-controlling equity interests in certain of the RSNs. DSIH paid $61 million for the year ended December 31, 2022 under sports programming rights agreements covering the broadcast of regular season games associates with these professional teams. Prior to the Deconsolidation, these payments were recorded in SBG’s consolidated statements of operations of operations and cash flows.

Employees

Jason Smith, Executive Vice Chairman of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Jason Smith received total compensation of $1 million, consisting of salary and bonus, for each of the years ended December 31, 2024, 2023, and 2022 and was granted 37,566 shares of restricted stock, vesting over two years, and 500,000 stock appreciation rights, vesting over two years, for the year ended December 31, 2024.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Ethan White received total compensation of $0.2 million for each of the years ended December 31, 2024 and 2023 and $0.1 million for the year ended December 31, 2022, consisting of salary and bonus, and was granted 1,503 shares of restricted stock, vesting over two years, and 1,252 shares of restricted stock, vesting over two years, for the years ended December 31, 2024 and 2023, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of $0.2 million for each of the years ended December 31, 2024 and 2023 and $0.1 million for the year ended December 31, 2022, consisting of salary and bonus.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG’s Board of Managers, and J. Duncan Smith. Frederick Smith received total compensation of $1 million for each of the years ended December 31, 2024, 2023, and 2022, consisting of salary, bonus, and earnings related to Frederick Smith’s participation in the Company’s deferred compensation plan.

J. Duncan Smith is the brother of David Smith and Frederick Smith. J. Duncan Smith received total compensation of $1 million for each of the years ended December 31, 2024, 2023, and 2022, consisting of salary and bonus.

14. SEGMENT DATA:

For the year ended December 31, 2024, SBG had one reportable segment: local media. SBG’s local media segment includes SBG’s television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. Prior to the Deconsolidation on March 1, 2022, SBG had one additional reportable segment: local sports. SBG’s local sports segment consisted of RSNs, which owned the exclusive rights to air, among other sporting events, the games of professional sports teams in designated local viewing areas. Other and corporate are not reportable segments but are included for reconciliation purposes. Prior to the Reorganization, other primarily consisted of tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include SBG’s costs to operate the parent company of its subsidiaries. All of SBG’s businesses are located within the United States.

All of SBG’s businesses and operations are located within the United States. SBG defines segment on the basis of the way in which internally reported financial information is reviewed by SBG’s chief operating decision maker (“CODM”). SBG’s chief executive officer is the CODM of the organization. The CODM meets regularly with the segment manager to review performance, significant initiatives, opportunities, and key operating processes. The CODM measures segment performance based on operating income (loss) and considers budget-to-actual and forecast-to-actual variances on a quarterly basis for making decisions on SBG’s strategy and allocation of resources.

Segment financial information reviewed by the CODM is included in the following tables for the years ended December 31, 2024, 2023, and 2022 (in millions):

As of December 31, 2024	Local media	Corporate	Consolidated
Goodwill	$2,016	$—	$2,016
Assets	4,624	65	4,689

As of December 31, 2023	Local media	Corporate	Consolidated
Goodwill	$2,016	$—	$2,016
Assets	4,750	87	4,837

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2024	Local media	Corporate	Consolidated
Revenue	$3,254	$—	$3,254
Media programming and production expenses	1,536	—	1,536
Media selling, general and administrative expenses	742	—	742
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	231	—	231
Amortization of program costs	74	—	74
Corporate general and administrative expenses	117	6	123
Gain on asset dispositions and other, net of impairment	(18)	—	(18)
Other segment items (a)	8	—	8
Operating income (loss)	$564	$(6)	$558

Interest expense including amortization of debt discount and deferred financing costs	$304	$—	$304
Gain on extinguishment of debt	1	—	1
Other income, net	40	—	40
Income before income taxes			$295

Capital expenditures	$80	$—	$80

For the year ended December 31, 2023	Local media	Other & Corporate	Eliminations		Consolidated
Revenue	$2,866	$119	$(7)	(b)	$2,978
Media programming and production expenses	1,488	59	(4)		1,543
Media selling, general and administrative expenses	694	27	(2)		719
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243	10	(1)		252
Amortization of program costs	80	—	—		80
Corporate general and administrative expenses	134	520	—		654
Loss on deconsolidation of subsidiary	—	10	—		10
(Gain) loss on asset dispositions and other, net of impairment	(14)	12	—		(2)
Other segment items (a)	14	10	—		24
Operating income (loss)	$227	$(529)	$—		$(302)

Interest expense including amortization of debt discount and deferred financing costs	$305	$—	$—		$305
Income from equity method investments	—	31	—		31
Gain on extinguishment of debt	15	—	—		15
Other income (expense), net	33	(76)	—		(43)
Loss before income taxes					$(604)

Capital expenditures	$86	$4	$—		$90

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2022	Local media	Local sports (c)		Other & Corporate		Eliminations		Consolidated
Revenue	$3,193	$482		$312		$(59)	(b)	$3,928
Media programming and production expenses	1,450	376	(d)	127		(11)		1,942
Media selling, general and administrative expenses	704	55		90		(37)		812
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243	54		28		(4)		321
Amortization of program costs	90	—		—		—		90
Corporate general and administrative expenses	117	1		42		—		160
Gain on deconsolidation of subsidiary	—	—		(3,357)	(e)	—		(3,357)
Gain on asset dispositions and other, net of impairment	(17)	—		(47)		—		(64)
Other segment items (a)	15	—		36		(7)		44
Operating income (loss)	$591	$(4)		$3,393		$—		$3,980

Interest expense including amortization of debt discount and deferred financing costs	$226	$72		$6		$(8)		$296
Income from equity method investments	—	10		46		—		56
Gain on extinguishment of debt	3	—		—		—		3
Other income (expense), net	28	(3)		(152)		(2)		(129)
Income before income taxes								$3,614

Capital expenditures	$96	$2		$7		$—		$105

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $3 million and $12 million for the years ended December 31, 2023 and 2022, respectively, of revenue for services provided by local media to other, which is eliminated in consolidation.
(c)Represents the activity prior to the Deconsolidation on March 1, 2022.
(d)Includes amortization of sports programming rights of $326 million for the year ended December 31, 2022.
(e)Represents the gain recognized as a result of the Deconsolidation.
15. FAIR VALUE MEASUREMENTS:

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities as of December 31, 2024 and 2023 (in millions):

	2024		2023
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$253	N/A	$309

Level 2:
Interest rate swap (a)	N/A	$1	N/A	$1
STG (b):
5.500% Senior Notes due 2030	$485	$328	$485	$362
5.125% Senior Notes due 2027	$274	$249	$274	$248
4.125% Senior Secured Notes due 2030	$737	$546	$737	$521
Term Loan B-2, due September 30, 2026	$1,175	$1,160	$1,215	$1,124
Term Loan B-3, due April 1, 2028	$714	$575	$722	$595
Term Loan B-4, due April 21, 2029	$731	$589	$739	$602
Debt of variable interest entities (b)	$7	$7	$7	$7

N/A - Not applicable
(a)The fair value of the interest rate swap was an asset as of both December 31, 2024 and December 31, 2023. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 6. Notes Payable and Commercial Bank Financing.
(b)Amounts are carried in SBG’s consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $36 million and $46 million as of December 31, 2024 and 2023, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. SUBSEQUENT EVENTS:

In February 2025, STG substantially completed a series of financing transactions (the “Transactions”), including a new money financing and debt recapitalization, which strengthened the SBG’s balance sheet and better positioned it for long-term growth, as follows:

•STG issued $1,430 million aggregate principal amount of 8.125% first-out first lien secured notes due 2033 (the “New First-Out Notes”), which mature on February 15, 2033.
•Approximately $711.4 million aggregate principal amount outstanding of Term Loan B-3 was exchanged on a dollar-for-dollar basis into second-out first lien Term Loan B-6 maturing December 31, 2029, issued under a new credit agreement (the “New Credit Agreement”) and bear interest at SOFR plus 3.30%.
•All of the $731.3 million aggregate principal amount outstanding of Term Loan B-4 was exchanged into second-out first lien Term Loan B-7 maturing December 31, 2030, issued under the New Credit Agreement and bear interest at SOFR plus 4.10%.
•$575 million of commitments under the existing revolving credit facility were exchanged into new first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”) under the New Credit Agreement, which mature February 12, 2030 and borrowings thereunder will bear interest at SOFR plus 2.00%.
•We expect $432 million of the existing 4.125% Senior Secured Notes due 2030 will be exchanged into new 9.750% senior secured second lien notes due 2033 (the “New Second Lien Notes”), which mature on February 15, 2033.
•Approximately $242 million of the existing 4.125% Senior Secured Notes due 2030 are expected to be exchanged into new 4.375% second-out first lien secured notes due 2032 (the “New Second-Out Notes”), which mature on December 31, 2032, pursuant to an exchange offer and consent solicitation which expires March 7, 2025, assuming all eligible holders tender thereunder. Any existing 4.125% Senior Secured Notes due 2030 held by eligible holders who do not tender have effectively become unsecured obligations as the related indenture was amended to release all liens on the collateral and eliminate substantially all covenants and certain events of default.
•The full $1,175 million outstanding balance of Term Loan B-2 was repaid in full.
•Approximately $63.6 million aggregate principal amount of 4.125% Senior Secured Notes due 2030 were repurchased at 84% of the principal amount.
•Approximately $104 million aggregate principal amount of 5.125% Senior Notes due 2027 were repurchased at 97% of the principal amount.
•The existing Bank Credit Agreement was amended concurrent with the Transactions and entering into the New Credit Agreement, subordinating the secured obligations thereunder and eliminating substantially all covenants and certain events of default. As a result, the remaining $2.7 million of Term Loan B-3 and the remaining $75 million of commitments under the existing revolving credit facility are ranked as third lien obligations.

The New Credit Agreement and the indentures for the New First-Out Notes, New Second-Out Notes, and New Second Lien Notes (collectively, the “New Indentures”) contain certain restrictive covenants including, but not limited to, restrictions on indebtedness, liens, restricted payments (including repayment of certain subordinated debt), investments, mergers, consolidations, sales and other dispositions of assets and affiliate transactions. These covenants are subject to a number of exceptions and limitations as described in the New Credit Agreement and New Indentures. The New Credit Agreement and New Indentures also include events of default, including certain cross-default and cross-acceleration provisions with other debt of STG, customary for agreements of its type.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, which requires the first-out first lien leverage ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if more than 35% of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date.

SBG is currently in the process of evaluating the impact to SBG’s financial statements related to the Transactions.