Form 10-Q
period 2025-03-31
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2025-05-09
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025

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

(410) 568-1500
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2025, there were 45,796,487 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

GENERAL

This combined report on Form 10-Q is filed by both Sinclair, Inc. (“Sinclair”) and Sinclair Broadcast Group, LLC (“SBG”). Certain information contained in this document relating to SBG is filed by Sinclair and separately by SBG. SBG makes no representation as to information relating to Sinclair or its subsidiaries, except as it may relate to SBG and its subsidiaries. References in this report to “we,” “us,” “our,” the “Company,” and similar terms refer to Sinclair and its consolidated subsidiaries, including SBG, unless context indicates otherwise. SBG files reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) solely to comply with Section 1018(a) of the indenture governing the 5.125% Senior Notes due 2027 of Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of SBG.

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and the U.S. Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about us, including, among other things, the following risks. All risk factors are deemed to be related to both Sinclair and its subsidiaries, including SBG. Any risks only applicable to Sinclair are denoted as such.

Industry risks

•Financial and economic conditions, including inflation, may have an adverse impact on our industry, customers, business, and results of operations or financial condition;
•the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;
•multi-channel video programming distributors (“MVPD”) and virtual MVPD’s (“vMVPD,” and together with MVPDs, “Distributors”) subscriber churn due to the impact of technological changes, the proliferation of over-the-top (“OTT”) direct-to-consumer platforms, the loss of key entertainment and sports programming previously exclusively available to subscribers, and economic conditions on consumers’ desire to pay for subscription services;
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
•the broadcasting community’s ability to develop and adopt a viable mobile digital broadcast television (“mobile DTV”) strategy and platform, such as the adoption of a next generation broadcast standard (“NextGen TV”), the consumer’s appetite for mobile television, and the industry’s acceptance of data distribution services;
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
•the lack of our ability to negotiate directly with vMVPD’s for the distribution of much of our content;
•the operation of low power devices in the broadcast spectrum, which could interfere with our broadcast; and
•the impact of Distributors and OTTs offering “skinny” programming bundles that may not include television broadcast stations or other programming that we distribute.

Regulatory risks

•The Federal Communications Commission (“FCC”) proceeding regarding the roll-out of NextGen TV and the sunset of ATSC 1.0 could impact business-use cases for the NextGen TV technology and the timeframe for the discontinuance of ATSC 1.0;
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television’s ability to compete effectively (including regulations relating to joint sales agreements (“JSA”), shared services agreements (“SSA”), cross ownership rules, the national ownership cap, and the UHF discount), arbitrary enforcement by the FCC including indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
•the impact of FCC and Congressional efforts which may restrict a television station’s retransmission consent negotiations;
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
•our response to corporate social responsibility considerations, and compliance with laws and regulations related thereto; and
•the impact of foreign government rules related to digital and online assets.

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
•our ability to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, ROAR, Comet, The Nest, other original programming, mobile DTV, FAST channels, and direct-to-consumer platforms;
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
•for Sinclair, our ability to execute on our investment and growth strategies related to our subsidiary, Sinclair Ventures, LLC (“Ventures”); and

•our ability to monetize our investments in real estate, venture capital and private equity holdings, and direct strategic investments in companies.

General risks

•The impact of changes in national and regional economies and credit and capital markets, including the impact of potential tariffs and trade restrictions;
•loss of consumer confidence;
•the potential impact of changes in tax law;
•the activities of our competitors;
•risks associated with the inability of key suppliers and other third parties to provide services to us;
•geopolitical conditions, including the war in Ukraine, conflicts in the Middle East, and international trade sanctions, could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact the operations of us, our customers’, our vendors’, and our Distributors’;
•natural disasters and pandemics (such as the outbreak and worldwide spread of COVID-19) that impact our employees, Distributors, advertisers, suppliers, stations, and networks; and
•cybersecurity incidents, data privacy, and other information technology failures related to us and our vendors have, and in the future may, adversely affect us and disrupt our operations.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.
 SINCLAIR BROADCAST GROUP, LLC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$631	$697
Accounts receivable, net of allowance for doubtful accounts of $5 and $6, respectively	676	637
Income taxes receivable	—	5
Prepaid expenses and other current assets	161	146
Assets held-for-sale	36	—
Total current assets	1,504	1,485
Property and equipment, net	674	705
Operating lease assets	120	123
Goodwill	2,094	2,082
Indefinite-lived intangible assets	149	150
Customer relationships, net	304	302
Other definite-lived intangible assets, net	308	328
Other assets	626	710
Total assets (a)	$5,779	$5,885

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$439	$416
Income taxes payable	88	—
Current portion of notes payable, finance leases, and commercial bank financing	25	38
Current portion of operating lease liabilities	22	22
Current portion of program contracts payable	52	69
Other current liabilities	93	60
Liabilities held-for-sale	5	—
Total current liabilities	724	605
Notes payable, finance leases, and commercial bank financing, less current portion	4,166	4,091
Operating lease liabilities, less current portion	126	130
Program contracts payable, less current portion	10	13
Deferred tax liabilities	196	335
Other long-term liabilities	189	195
Total liabilities (a)	5,411	5,369
Commitments and contingencies (See Note 4)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 45,756,209 and 42,642,126 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	597	570
(Accumulated deficit) retained earnings	(163)	10
Accumulated other comprehensive income	1	2
Total Sinclair shareholders’ equity	436	583
Noncontrolling interests	(68)	(67)
Total equity	368	516
Total liabilities and equity	$5,779	$5,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of March 31, 2025 and December 31, 2024 include total assets of variable interest entities (“VIE”) of $66 million and $70 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of March 31, 2025 and December 31, 2024 include total liabilities of VIEs of $15 million and $16 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 7. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Media revenues	$770	$792
Non-media revenues	6	6
Total revenues	776	798

OPERATING EXPENSES:
Media programming and production expenses	418	408
Media selling, general and administrative expenses	192	196
Amortization of program costs	19	19
Non-media expenses	11	12
Depreciation of property and equipment	26	25
Corporate general and administrative expenses	52	58
Amortization of definite-lived intangible assets	36	38
Loss on asset dispositions and other, net	8	—
Total operating expenses	762	756
Operating income	14	42

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(144)	(76)
Gain on extinguishment of debt	2	1
(Loss) income from equity method investments	(6)	14
Other (expense) income, net	(66)	40
Total other expense, net	(214)	(21)
(Loss) income before income taxes	(200)	21
INCOME TAX BENEFIT	46	4
NET (LOSS) INCOME	(154)	25
Net income attributable to the noncontrolling interests	(2)	(2)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR	$(156)	$23

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$(2.30)	$0.35
Diluted earnings per share	$(2.30)	$0.35
Basic weighted average common shares outstanding (in thousands)	67,489	64,156
Diluted weighted average common and common equivalent shares outstanding (in thousands)	67,489	64,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(154)	$25
Unrealized (loss) gain on interest rate swap, net of tax	(1)	4
Comprehensive (loss) income	(155)	29
Comprehensive income attributable to the noncontrolling interests	(2)	(2)
Comprehensive (loss) income attributable to Sinclair	$(157)	$27

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

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2025
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2024	42,642,126	$1	23,775,056	$—	$570	$10	$2	$(67)	$516
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(17)	—	—	(17)
Class A Common Stock issued pursuant to employee benefit plans	3,114,083	—	—	—	27	—	—	—	27
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)
Net (loss) income	—	—	—	—	—	(156)	—	2	(154)
BALANCE, March 31, 2025	45,756,209	$1	23,775,056	$—	$597	$(163)	$1	$(68)	$368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(154)	$25
Adjustments to reconcile net (loss) income to net cash flows from (used in) operating activities:
Amortization of definite-lived intangible and other assets	36	38
Depreciation of property and equipment	26	25
Amortization of program costs	19	19
Stock-based compensation	22	27
Deferred tax (benefit) provision	(138)	4
Loss on asset dispositions and other, net	8	—
Loss (income) from equity method investments	6	(14)
Loss (income) from investments	73	(27)
Distributions from investments	2	1
Gain on extinguishment of debt	(2)	(1)
Debt issuance costs	68	—
Change in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(33)	(27)
Increase in prepaid expenses and other current assets	(29)	(3)
Increase (decrease) in accounts payable and accrued and other current liabilities	24	(35)
Net change in net income taxes payable/receivable	92	(8)
Decrease in program contracts payable	(19)	(22)
Other, net	4	(6)
Net cash flows from (used in) operating activities	5	(4)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(16)	(21)
Acquisition of businesses, net of cash acquired	(25)	—
Purchases of investments	(8)	(3)
Distributions and proceeds from investments	7	77
Other, net	—	1
Net cash flows (used in) from investing activities	(42)	54

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	1,430	—
Repayments of notes payable, commercial bank financing, and finance leases	(1,331)	(34)
Dividends paid on Class A and Class B Common Stock	(17)	(16)
Debt issuance costs	(99)	—
Distributions to noncontrolling interests, net	(3)	(2)
Other, net	(9)	(5)
Net cash flows used in financing activities	(29)	(57)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(66)	(7)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	697	662
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$631	$655

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

For the quarter ended March 31, 2025, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 185 broadcast television stations in 86 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 640 channels as of March 31, 2025. For the purpose of this report, these 185 stations and 640 channels are referred to as “our” stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; TennisChannel 2, a 24-hour a day free ad-supported streaming television channel; and Tennis.com.

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

SINCLAIR, INC.
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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $3 million and $2 million for the three months ended March 31, 2025 and 2024, respectively. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the three months ended March 31, 2024. Non-cash investing activities included property and equipment purchases of $5 million for both the three months ended March 31, 2025 and 2024.

We received equity shares in investments valued at $8 million and $3 million for the three months ended March 31, 2025 and 2024, respectively, in exchange for an obligation to deliver an equivalent value of advertising spots.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2025	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$395	$56	$—	$—	$451
Core advertising revenue	271	11	15	(5)	292
Political advertising revenue	6	—	—	—	6
Other media, non-media, and intercompany revenues	22	1	6	(2)	27
Total revenues	$694	$68	$21	$(7)	$776

For the three months ended March 31, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$384	$52	$—	$—	$436
Core advertising revenue	284	10	6	(3)	297
Political advertising revenue	24	—	—	—	24
Other media, non-media, and intercompany revenues	35	1	9	(4)	41
Total revenues	$727	$63	$15	$(7)	$798

Distribution Revenue. We generate distribution revenue through fees received from these Distributors for the right to distribute our stations and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $186 million and $170 million as of March 31, 2025 and December 31, 2024, respectively, of which $107 million and $112 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized for the three months ended March 31, 2025 and 2024, included in the deferred revenue balance as of December 31, 2024 and 2023, was $21 million and $18 million, respectively.

For the three months ended March 31, 2025, two customers accounted for 11% and 11%, respectively, of our total revenues. For the three months ended March 31, 2024, two customers accounted for 11% and 11%, respectively, of our total revenues. As of March 31, 2025, three customers accounted for 12%, 11%, and 11%, respectively, of our accounts receivable, net. As of December 31, 2024, four customers accounted for 11%, 11%, 10%, and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Business Combinations and Station Disposals

During the three months ended March 31, 2025, Sinclair Ventures, LLC (“Ventures”) completed the acquisition of CPX Interactive LLC (“CPX Interactive”) for approximately $30 million in cash, net of cash acquired of $5 million, in which Ventures acquired the remaining 75% of the business they did not already own. The acquired assets and liabilities were recorded at fair value as of the closing date of the transactions, which included $22 million of definite-lived intangible assets and $24 million of goodwill.

During the three months ended March 31, 2025, we entered into an asset purchase agreement with a counterparty to sell our owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for approximately $30 million. As of March 31, 2025, we classified the related assets and liabilities as held-for-sale in our consolidated balance sheets. As of March 31, 2025, amounts classified as assets held-for-sale in our consolidated balance sheets primarily consist of accounts receivable of $10 million, property and equipment of $23 million, and other assets of $3 million and amounts classified as liabilities held-for-sale in our consolidated balance sheets primarily consists of accounts payable and accrued liabilities of $3 million and current portion of program contracts payable of $1 million. Additionally, during the three months ended March 31, 2025, we accrued the estimated loss we expect to recognize upon closing of the sale of approximately $17 million, which is included within loss on asset dispositions and other, net within our consolidated statements of operations and our local media segment within Note 6. Segment Data and was recorded to reflect the underlying assets at the lower of carrying value and fair value.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2025 and 2024 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2025 approximated the statutory rate. Our effective income tax rate for the three months ended March 31, 2024 was greater than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims.

We believe that our liability for unrecognized tax benefits could be reduced by up to $3 million, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Subsequent Events

In May 2025, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on June 13, 2025 to holders of record at the close of business on May 30, 2025.

2.              OTHER ASSETS:

Other assets as of March 31, 2025 and December 31, 2024 consisted of the following (in millions):

	As of March 31, 2025	As of December 31, 2024
Equity method investments	$33	$48
Other investments	314	382
Income tax receivable	146	144
Post-retirement plan assets	46	47
Other	87	89
Total other assets	$626	$710

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

As of March 31, 2025 and December 31, 2024, we held $149 million and $228 million, respectively, in investments measured at fair value. As of March 31, 2025 and December 31, 2024, we held $123 million and $116 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $73 million for the three months ended March 31, 2025 and a fair value adjustment gain of $2 million for the three months ended March 31, 2024, associated with these investments, which are reflected in other (expense) income, net in our consolidated statements of operations. As of March 31, 2025 and December 31, 2024, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $57 million and $60 million, respectively.

Investments accounted for utilizing the measurement alternative were $42 million and $38 million as of March 31, 2025 and December 31, 2024, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three months ended March 31, 2025 and 2024.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Credit Agreement and Notes

During the first quarter of 2025, Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of Sinclair Broadcast Group, LLC (“SBG”), completed a series of financing transactions (the “Transactions”) as follows:

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Exchanged $711.4 million aggregate principal amount outstanding of the $714 million Term Loan B-3, which mature April 1, 2028 and bear interest at SOFR plus 3.00%, into second-out first lien Term Loan B-6 issued under a new credit agreement dated February 12, 2025 (the “New Credit Agreement”), which mature December 31, 2029 and bear interest at SOFR plus 3.30%. Exchanged all of the $731.3 million aggregate principal amount outstanding of Term Loan B-4, which matured on April 21, 2029 and bore interest at SOFR plus 3.75%, into second-out first lien Term Loan B-7 issued under the New Credit Agreement, which mature December 31, 2030 and bear interest at SOFR plus 4.10%.

Exchanged $575 million of commitments under the existing revolving credit facility into $575 million first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”) under the New Credit Agreement, which mature February 12, 2030 and borrowings thereunder will bear interest at SOFR plus 2.00%.

The existing bank credit agreement was amended as of February 12, 2025 (the “Amended Credit Agreement”) concurrent with the Transactions and entering into the New Credit Agreement, subordinating the secured obligations thereunder and eliminating substantially all covenants and certain events of default. As a result, the remaining $3 million of Term Loan B-3 and the remaining $75 million of commitments under the existing revolving credit facility are ranked as third lien obligations.

STG issued $1,430 million aggregate principal amount of 8.125% first-out first lien secured notes due 2033 (the “8.125% First-Out Notes”), which mature on February 15, 2033. The proceeds from the 8.125% First-Out Notes were used to repay in full the $1,175 million aggregate principal amounts outstanding of Term Loan B-2 due 2026, approximately $63.6 million aggregate principal amount of 4.125% Senior Secured Notes due 2030 at 84% of the principal amount, and approximately $104 million aggregate principal amount of 5.125% Senior Notes due 2027 at 97% of the principal amount and to pay fees and expenses related to the Transactions.

Exchanged $431 million aggregate principal amount of the existing 4.125% Senior Secured Notes due 2030 into 9.750% senior secured second lien notes due 2033 (the “9.750% Second Lien Notes”), which mature on February 15, 2033. Exchanged $239 million aggregate principal amount of the existing 4.125% Senior Secured Notes due 2030 into 4.375% second-out first lien secured notes due 2032 (the “4.375% Second-Out Notes”), which mature on December 31, 2032. The remaining 4.125% Senior Secured Notes due 2030 of $5 million became unsecured obligations as the related indenture was amended to release all liens on the collateral and eliminate substantially all covenants and certain events of default.

For the three months ended March 31, 2025, we recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

The New Credit Agreement and the indentures for the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes (collectively, the “New Indentures”) contain certain restrictive covenants including, but not limited to, restrictions on indebtedness, liens, restricted payments (including repayment of certain subordinated debt), investments, mergers, consolidations, sales and other dispositions of assets and affiliate transactions. These covenants are subject to a number of exceptions and limitations as described in the New Credit Agreement and New Indentures. The New Credit Agreement and New Indentures also include events of default, including certain cross-default and cross-acceleration provisions with other debt of STG, customary for agreements of its type.

Prior to February 15, 2028, December 1, 2025, and February 15, 2027, we may redeem the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes, respectively, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the respective notes, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the New Indentures. On or prior to February 15, 2028 and February 15, 2027, we may redeem up to 40% of the aggregate principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, at a price equal to 108.125% and 109.750% of the principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, plus accrued and unpaid interest, if any, to, but not including, the date of redemption using the proceeds of certain equity offerings. Prior to February 15, 2028 and February 15, 2027, we may redeem the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, in whole but not in part, at a redemption price equal to 108.125% and 109.750% of the principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, plus accrued and unpaid interest, if any, to, but not including, the redemption date upon certain change of control transactions or certain significant acquisitions. Beginning on December 1, 2025, we may redeem some or all of the 4.375% Second-Out Notes at any time or from time to time at the redemption prices set forth in the New Indentures, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, upon the sale of certain of STG’s assets or certain changes of control, we may be required to offer to repurchase some or all of the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of March 31, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of March 31, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2025.

During the three months ended March 31, 2024, we repurchased $27 million aggregate principal amount of Term Loan B-2 for consideration of $25 million. The portions of Term Loan B-2 purchased were canceled immediately following their acquisition. We recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the three months ended March 31, 2024.

In April 2025, we repurchased $66 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $62 million. The 5.125% Senior Notes due 2027 acquired in April 2025 were canceled immediately following their acquisition.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $3 million as of both March 31, 2025 and December 31, 2024. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $8 million and $9 million as of March 31, 2025 and December 31, 2024, respectively. See Note 8. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both March 31, 2025 and December 31, 2024, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both March 31, 2025 and December 31, 2024. We provide a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $122 million with annual escalations of 4% for the next four years. As described under Note 4. Commitments and Contingencies, we believe that as of January 1, 2025, we have no further obligations related to this guarantee, however the counterparty associated with the related agreement may not agree with our conclusion.

Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of both March 31, 2025 and December 31, 2024, the fair value of the interest rate swap was an asset of $1 million, which is recorded in other assets in our consolidated balance sheets.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.              COMMITMENTS AND CONTINGENCIES:

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

FCC Matters

On May 22, 2020, the Federal Communications Commission (“FCC”) released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture (“NAL”) issued in December 2017 proposing a $13 million fine for alleged violations of the FCC’s sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company’s proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a four-year compliance plan (which terminated on May 29, 2024). Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024, and the matter remains pending. Licensees are authorized to continue operating stations in accordance with their existing licenses while their renewal applications are pending before the FCC. On April 14, 2025, the same attorney who filed the earlier petition against WBFF(TV), on behalf of a different client, filed a similar petition to deny against applications by the Company seeking FCC consent to sell certain stations to a third party. The Company timely opposed the petition on April 24, 2025, the petitioner filed a reply on May 1, 2025, and the matter remains pending.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of March 31, 2025, we have accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC denied the Company’s request for reduction of the fine (and similar requests filed by certain other licensees) and issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024 and the matter remains pending.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs’ objections to the defendants’ privilege claims. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On February 4, 2025, following briefing on that motion, the Court heard arguments and took the motion under advisement. On February 20, 2025, the Special Master issued Report and Recommendation No. 3 addressing plaintiffs’ challenges to certain of defendants’ privilege log entries (“R&R No. 3”), which compelled disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. Sinclair and the other co-defendants filed objections to R&R No. 3 and appeared at a status conference on March 18, 2025 during which they argued in favor of their objections to R&R No. 3. The Court took the objections under advisement. At the March 18, 2025 status conference, the Court also set a tentative trial date of April 1, 2026 and stated its expectations that depositions will resume. Although a trial date has been tentatively set, the Court has not set a schedule for dispositive motions and other deadlines prior to trial, and the Special Master’s review of plaintiffs’ challenges to the defendants’ privilege claims remains ongoing. The Company continues to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

On July 19, 2023, as part of the bankruptcy proceedings of Diamond Sports Group, LLC (“DSG”), at such time, an independently managed and unconsolidated subsidiary of Sinclair, DSG and its wholly-owned subsidiary, Diamond Sports Net, LLC, filed a complaint (the “Diamond Litigation”), under seal, in the United States Bankruptcy Court for the Southern District of Texas naming certain subsidiaries of Sinclair, including SBG and STG and certain officers of SBG and STG, as defendants.

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

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended March 31,
	2025	2024
Income (Numerator)
Net income (loss)	$(154)	$25
Net income attributable to the noncontrolling interests	(2)	(2)
Numerator for basic and diluted earnings per common share available to common shareholders	$(156)	$23

Shares (Denominator)
Basic weighted-average common shares outstanding	67,489	64,156
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	247
Diluted weighted-average common and common equivalent shares outstanding	67,489	64,403

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,434	5,120

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

We measure segment performance based on operating income (loss). For the quarter ended March 31, 2025, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis’ top tournaments and original professional sport and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. The local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the assets in other and corporate are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2025	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,541	$276	$963	$(1)	$5,779

For the three months ended March 31, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$694	$68	$21	$(7)	(b)	$776
Media programming and production expenses	390	27	1	—		418
Media selling, general and administrative expenses	170	18	11	(7)		192
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	56	5	1	—		62
Amortization of program costs	19	—	—	—		19
Corporate general and administrative expenses	37	—	15	—		52
Loss on asset dispositions and other, net	8	—	—	—		8
Other segment items (a)	2	—	9	—		11
Operating income (loss)	$12	$18	$(16)	$—		$14

Interest expense including amortization of debt discount and deferred financing costs	$144	$—	$—	$—		$144
Loss from equity method investments	—	(1)	(5)	—		(6)
Gain on extinguishment of debt	2	—	—	—		2
Other income (expense), net	3	—	(69)	—		(66)
Loss before income taxes						$(200)

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$727	$63	$15	$(7)	(b)	$798
Media programming and production expenses	383	25	—	—		408
Media selling, general and administrative expenses	183	12	5	(4)		196
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	5	1	(1)		63
Amortization of program costs	19	—	—	—		19
Corporate general and administrative expenses	41	1	16	—		58
Other segment items (a)	2	—	12	(2)		12
Operating income (loss)	$41	$20	$(19)	$—		$42

Interest expense including amortization of debt discount and deferred financing costs	$76	$—	$—	$—		$76
(Loss) income from equity method investments	—	(1)	15	—		14
Gain on extinguishment of debt	1	—	—	—		1
Other income, net	31	—	9	—		40
Income before income taxes						$21

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $4 million and $2 million for the three months ended March 31, 2025 and 2024, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

7.              VARIABLE INTEREST ENTITIES:

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$18	$18
Other current assets	2	3
Total current assets	20	21

Property and equipment, net	8	8
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	23	26
Total assets	$66	$70

LIABILITIES
Current liabilities:
Other current liabilities	$13	$13

Notes payable, finance leases and commercial bank financing, less current portion	5	5
Other long-term liabilities	3	3
Total liabilities	$21	$21

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $113 million as of March 31, 2025 and $128 million as of December 31, 2024, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2025, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $75 million and $79 million as of March 31, 2025 and December 31, 2024, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in (loss) income from equity method investments and other (expense) income, net, respectively, in our consolidated statements of operations. We recorded a loss of $1 million for both the three months ended March 31, 2025 and 2024 related to these investments.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.              RELATED PERSON TRANSACTIONS:

Transactions With Our Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the “controlling shareholders”) are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million for both the three months ended March 31, 2025 and 2024. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.2 million for the three months ended March 31, 2025.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. We have entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, we recorded revenue of $0.1 million for the three months ended March 31, 2025.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the “Cunningham Stations”). Certain of our stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 7. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $70 million and $69 million as of March 31, 2025 and December 31, 2024, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2025 and December 31, 2024, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $3 million for both the three months ended March 31, 2025 and 2024.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between August 2025 and April 2030 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $34 million for both the three months ended March 31, 2025 and 2024 related to the Cunningham Stations.

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

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.3 million for the three months ended March 31, 2025 and $0.5 million for the three months ended March 31, 2024 under these agreements.

Leased Property by Real Estate Ventures

Prior to September 2024, certain of our real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.4 million for the three months ended March 31, 2024.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of $0.1 million for both the three months ended March 31, 2025 and 2024 and made payments to WGC of less than $0.1 million for both the three months ended March 31, 2025 and 2024.

Employees

Jason Smith, Executive Vice Chairman of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company’s Board of Directors. Jason Smith received total compensation of $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, consisting of salary and bonus, and was granted 159,607 and 37,566 shares of restricted stock, vesting over two years, for the three months ended March 31, 2025 and 2024, respectively, and 500,000 stock appreciation rights, vesting over two years, for the three months ended March 31, 2024.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company’s Board of Directors. Ethan White received total compensation of $0.1 million for both the three months ended March 31, 2025 and 2024, consisting of salary, and was granted 3,244 and 1,503 shares of restricted stock, vesting over two years, for the three months ended March 31, 2025 and 2024, respectively.

Ryan McCoy, an employee of the Company, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended March 31, 2025 and 2024, consisting of salary.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended March 31, 2025 and 2024, consisting of salary, and was granted 285 shares of restricted stock, vesting over two years, for the three months ended March 31, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Robert Smith, a member of the Company’s Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended March 31, 2025 and 2024, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended March 31, 2025 and 2024, consisting of salary and bonus.

SINCLAIR, INC.
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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2025		As of December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$5	N/A	$19
Money market funds	N/A	487	N/A	601
Deferred compensation assets	N/A	46	N/A	47
Deferred compensation liabilities	N/A	41	N/A	46

Level 2:
Investments in equity securities (a)	N/A	142	N/A	141
Interest rate swap (b)	N/A	1	N/A	1
STG (c):
9.750% Second Lien Senior Secured Notes due 2033 (d)	$431	445	$—	—
8.125% First-Out First Lien Secured Notes due 2033 (d)	1,430	1,411	—	—
5.500% Senior Notes due 2030	485	361	485	328
5.125% Senior Notes due 2027 (d)	170	161	274	249
4.375% Second-Out First Lien Secured Notes due 2032 (d)	239	149	—	—
4.125% Senior Secured Notes due 2030 (d)	—	—	737	546
4.125% Unsecured Notes due 2030 (d)	5	3	—	—
Term Loan B-2, due September 30, 2026 (d)	—	—	1,175	1,160
Term Loan B-3, due April 1, 2028 (d)	3	2	714	575
Term Loan B-4, due April 21, 2029 (d)	—	—	731	589
Term Loan B-6, due December 31, 2029 (d)	711	592	—	—
Term Loan B-7, due December 31, 2030 (d)	731	609	—	—
Debt of variable interest entities (c)	6	6	7	7

Level 3:
Investments in equity securities (e)	N/A	2	N/A	68

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)The fair value of the interest rate swap was an asset as of both March 31, 2025 and December 31, 2024. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $59 million and $36 million as of March 31, 2025 and December 31, 2024, respectively.
(d)STG completed a series of financing transactions, including a new money financing and debt recapitalization, during the three months ended March 31, 2025. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(e)Amounts as of December 31, 2024 primarily related to warrants and options to acquire common equity in Bally’s. We recorded fair value adjustment losses of $8 million and $1 million for the three months ended March 31, 2025 and 2024, respectively. The fair value of the warrants was primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options was derived utilizing the Black Scholes valuation model. The most significant inputs included the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share. During the three months ended March 31, 2025, all outstanding awards to acquire common equity in Bally’s were converted to warrants and transferred to Level 2.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three months ended March 31, 2025 and 2024 (in millions):

Options and Warrants
Three Months Ended March 31, 2025
Fair value at December 31, 2024	$68
Transfer to Level 2	(58)
Measurement adjustments	(8)
Fair value at March 31, 2025	$2

Options and Warrants
Three Months Ended March 31, 2024
Fair value at December 31, 2023	$46
Measurement adjustments	(1)
Fair value at March 31, 2024	$45

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions) (Unaudited)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$277	$291
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	594	582
Income taxes receivable	—	29
Prepaid expenses and other current assets	102	104
Assets held-for-sale	36	—
Total current assets	1,009	1,006
Property and equipment, net	660	692
Operating lease assets	120	123
Goodwill	2,004	2,016
Indefinite-lived intangible assets	122	123
Customer relationships, net	179	191
Other definite-lived intangible assets, net	304	326
Other assets	219	212
Total assets (a)	$4,617	$4,689

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$389	$374
Income taxes payable	45	—
Current portion of notes payable, finance leases, and commercial bank financing	25	38
Current portion of operating lease liabilities	22	22
Current portion of program contracts payable	52	69
Other current liabilities	84	56
Liabilities held-for-sale	5	—
Total current liabilities	622	559
Notes payable, finance leases, and commercial bank financing, less current portion	4,166	4,091
Operating lease liabilities, less current portion	126	130
Program contracts payable, less current portion	10	13
Deferred tax liabilities	274	373
Other long-term liabilities	148	149
Total liabilities (a)	5,346	5,315
Commitments and contingencies (See Note 4)
SBG member’s deficit:
Accumulated deficit	(661)	(560)
Accumulated other comprehensive income	1	2
Total SBG member’s deficit	(660)	(558)
Noncontrolling interests	(69)	(68)
Total deficit	(729)	(626)
Total liabilities and deficit	$4,617	$4,689

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Sinclair Broadcast Group, LLC’s (“SBG”) consolidated total assets as of March 31, 2025 and December 31, 2024 include total assets of variable interest entities (“VIE”) of $66 million and $70 million, respectively, which can only be used to settle the obligations of the VIEs. SBG’s consolidated total liabilities as of March 31, 2025 and December 31, 2024 include total liabilities of VIEs of $15 million and $16 million, respectively, for which the creditors of the VIEs have no recourse to SBG. See Note 6. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Total media revenues	$694	$727

OPERATING EXPENSES:
Media programming and production expenses	390	383
Media selling, general and administrative expenses	170	183
Amortization of program costs	19	19
Non-media expenses	2	2
Depreciation of property and equipment	25	25
Corporate general and administrative expenses	37	41
Amortization of definite-lived intangible assets	31	33
Loss on asset dispositions and other, net	8	—
Total operating expenses	682	686
Operating income	12	41

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(144)	(76)
Gain on extinguishment of debt	2	1
Other income, net	3	31
Total other expense, net	(139)	(44)
Loss before income taxes	(127)	(3)
INCOME TAX BENEFIT	26	9
NET (LOSS) INCOME	(101)	6
Net income attributable to the noncontrolling interests	(1)	(1)
NET (LOSS) INCOME ATTRIBUTABLE TO SBG	$(102)	$5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(101)	$6
Unrealized (loss) gain on interest rate swap, net of tax	(1)	4
Comprehensive (loss) income	(102)	10
Comprehensive income attributable to the noncontrolling interests	(1)	(1)
Comprehensive (loss) income attributable to SBG	$(103)	$9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT AND NONCONTROLLING INTERESTS
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

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT AND NONCONTROLLING INTERESTS
(in millions) (Unaudited)

	Three Months Ended March 31, 2025
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2024	$(560)	$2	$(68)	$(626)
Distributions to member, net	1	—	—	1
Distributions to noncontrolling interests	—	—	(2)	(2)
Other comprehensive loss	—	(1)	—	(1)
Net (loss) income	(102)	—	1	(101)
BALANCE, March 31, 2025	$(661)	$1	$(69)	$(729)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(101)	$6
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	31	33
Depreciation of property and equipment	25	25
Amortization of program costs	19	19
Equity-based compensation	22	25
Deferred tax benefit	(99)	—
Loss on asset dispositions and other, net	8	—
Income from investments	—	(25)
Gain on extinguishment of debt	(2)	(1)
Debt issuance costs	68	—
Change in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(20)	(10)
Increase in prepaid expenses and other current assets	(8)	(2)
Net change in due to/from member	1	17
Increase (decrease) in accounts payable and accrued and other current liabilities	30	(16)
Net change in net income taxes payable/receivable	73	(9)
Decrease in program contracts payable	(19)	(22)
Other, net	6	(23)
Net cash flows from operating activities	34	17

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15)	(22)
Distributions and proceeds from investments	—	26
Other, net	—	1
Net cash flows (used in) from investing activities	(15)	5

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	1,430	—
Repayments of notes payable, commercial bank financing, and finance leases	(1,331)	(34)
Debt issuance costs	(99)	—
(Distributions to) contributions from member, net	(31)	32
Distributions to noncontrolling interests, net	(2)	(2)
Net cash flows used in financing activities	(33)	(4)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(14)	18
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	291	319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$277	$337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, LLC (“SBG”), a Maryland limited liability company and a wholly owned subsidiary of Sinclair, Inc. (“Sinclair”), is a diversified media company with national reach and a strong focus on providing high-quality content on SBG’s local television stations and digital platforms. The content, distributed through SBG’s broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news and other original programming produced by SBG and SBG owned networks.

For the quarter ended March 31, 2025, SBG had one reportable segment: local media. The local media segment consists primarily of SBG’s 185 broadcast television stations in 86 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 640 channels as of March 31, 2025. For the purpose of this report, these 185 stations and 640 channels are referred to as “SBG” stations and channels.

Principles of Consolidation

The consolidated financial statements include SBG’s accounts and those of SBG’s wholly-owned and majority-owned subsidiaries, and VIEs for which SBG is the primary beneficiary. Noncontrolling interests represent a minority owner’s proportionate share of the equity in certain of SBG’s consolidated entities. All intercompany transactions and account balances have been eliminated in consolidation.

SBG consolidates VIEs when SBG is the primary beneficiary. SBG is the primary beneficiary of a VIE when SBG has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 6. Variable Interest Entities for more information on SBG’s VIEs.

Investments in entities over which SBG has significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents SBG’s proportionate share of net income generated by equity method investees.

Interim Financial Statements

SBG’s consolidated financial statements for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of member’s deficit and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), SBG’s consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in Sinclair’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. SBG’s consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures, requiring annual disclosure of consistent categories and greater disaggregation of information in the rate reconciliation table; additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); income taxes paid disaggregated by jurisdiction; and income or loss before income tax disaggregated between foreign and domestic. The guidance is effective for annual periods beginning after December 15, 2024, applied prospectively. Early adoption is permitted. SBG is currently evaluating the impact of this guidance but does not expect it to have a material impact on SBG’s consolidated financial statements.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information - Statements of Cash Flows

Leased assets obtained in exchange for new operating lease liabilities were $3 million and $2 million for the three months ended March 31, 2025 and 2024, respectively. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the three months ended March 31, 2024. Non-cash investing activities included property and equipment purchases of $5 million for both the three months ended March 31, 2025 and 2024.

SBG received equity shares in investments valued at $8 million and $3 million for the three months ended March 31, 2025 and 2024, respectively, in exchange for an equivalent value of advertising spots.

Included in (distributions to) contributions from member, net within cash flows used in financing activities in SBG’s consolidated statements of cash flows, were dividends to Sinclair to fund its portion of the dividends to Sinclair shareholders and parent company expenses of $30 million and $25 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2024 these dividends were offset by a contribution from member related to the $50 million from Sinclair Ventures, LLC (“Ventures”) related to the Diamond Sports Group, LLC (“DSG”) litigation settlement (see Note 4. Commitments and Contingencies for further detail).

Revenue Recognition

The following table presents SBG’s revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2025	Local Media
Distribution revenue	$395
Core advertising revenue	271
Political advertising revenue	6
Other media and intercompany revenues	22
Total revenues	$694

For the three months ended March 31, 2024	Local Media
Distribution revenue	$384
Core advertising revenue	284
Political advertising revenue	24
Other media and intercompany revenues	35
Total revenues	$727

Distribution Revenue. SBG generates distribution revenue through fees received from multi-channel video programming distributors (“MVPD”) and virtual MVPDs (“vMVPD,” and together with MVPDs, “Distributors”) for the right to distribute SBG’s stations and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to SBG’s customers (as usage occurs) which corresponds with the satisfaction of SBG’s performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. SBG’s customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG’s consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $177 million and $163 million as of March 31, 2025 and December 31, 2024, respectively, of which $107 million and $112 million, respectively, was reflected in other long-term liabilities in SBG’s consolidated balance sheets. Deferred revenue recognized for the three months ended March 31, 2025 and 2024, included in the deferred revenue balance as of December 31, 2024 and 2023, was $19 million and $15 million, respectively.

For the three months ended March 31, 2025, two customers accounted for 11% and 10%, respectively, of SBG’s total revenues. For the three months ended March 31, 2024, two customers accounted for 11% and 11%, respectively, of SBG’s total revenues. As of March 31, 2025, three customers accounted for 12%, 12%, and 11%, respectively, of SBG’s accounts receivable, net. As of December 31, 2024, four customers accounted for 11%, 10%, 10%, and 10%, respectively, of SBG’s accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Station Disposals

During the three months ended March 31, 2025, SBG entered into an asset purchase agreement with a counterparty to sell SBG’s owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for approximately $30 million. As of March 31, 2025, SBG classified the related assets and liabilities as held-for-sale in SBG’s consolidated balance sheets. As of March 31, 2025, amounts classified as assets held-for-sale in SBG’s consolidated balance sheets primarily consist of accounts receivable of $10 million, property and equipment of $23 million, and other assets of $3 million and amounts classified as liabilities held-for-sale in SBG’s consolidated balance sheets primarily consist of accounts payable and accrued liabilities of $3 million and current portion of program contracts payable of $1 million. Additionally, during the three months ended March 31, 2025, SBG accrued the estimated loss expected to be recognized upon closing of the sale of approximately $17 million, which is included within loss on asset dispositions and other, net within SBG’s consolidated statements of operations and SBG’s local media segment within Note 5. Segment Data.

Income Taxes

SBG’s income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2025 and 2024 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

SBG’s effective income tax rate for the three months ended March 31, 2025 approximated the statutory rate. SBG’s effective income tax rate for the three months ended March 31, 2024 was greater than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims.

SBG believes that its liability for unrecognized tax benefits could be reduced by up to $3 million, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of March 31, 2025 and December 31, 2024 consisted of the following (in millions):

	As of March 31, 2025	As of December 31, 2024
Investments	$21	$14
Income tax receivable	146	144
Other	52	54
Total other assets	$219	$212

Investments

SBG’s investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments were measured at net asset value (“NAV”).

Investments measured at NAV were $9 million and $5 million as of March 31, 2025 and December 31, 2024, respectively.

Investments accounted for utilizing the measurement alternative were $11 million and $8 million as of March 31, 2025 and December 31, 2024, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three months ended March 31, 2025 and 2024.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Credit Agreement and Notes

During the first quarter of 2025, Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of Sinclair Broadcast Group, LLC (“SBG”), completed a series of financing transactions (the “Transactions”) as follows:

Exchanged $711.4 million aggregate principal amount outstanding of $714 million Term Loan B-3, which mature April 1, 2028 and bear interest at SOFR plus 3.00%, into second-out first lien Term Loan B-6 issued under a new credit agreement dated February 12, 2025 (the “New Credit Agreement”), which mature December 31, 2029 and bear interest at SOFR plus 3.30%. Exchanged all of the $731.3 million aggregate principal amount outstanding of Term Loan B-4, which matured on April 21, 2029, and bore interest at SOFR plus 3.75%, into second-out first lien Term Loan B-7 issued under the New Credit Agreement, which mature December 31, 2030 and bear interest at SOFR plus 4.10%.

Exchanged $575 million of commitments under the existing revolving credit facility into $575 million first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”) under the New Credit Agreement, which mature February 12, 2030 and borrowings thereunder will bear interest at SOFR plus 2.00%.

The existing bank credit agreement was amended as of February 12, 2025 (the “Amended Credit Agreement”) concurrent with the Transactions and entering into the New Credit Agreement, subordinating the secured obligations thereunder and eliminating substantially all covenants and certain events of default. As a result, the remaining $3 million of Term Loan B-3 and the remaining $75 million of commitments under the existing revolving credit facility are ranked as third lien obligations.

STG issued $1,430 million aggregate principal amount of 8.125% first-out first lien secured notes due 2033 (the “8.125% First-Out Notes”), which mature on February 15, 2033. The proceeds from the 8.125% First-Out Notes were used to repay in full the $1,175 million aggregate principal amounts outstanding of Term Loan B-2 due 2026, approximately $63.6 million aggregate principal amount of 4.125% Senior Secured Notes due 2030 at 84% of the principal amount, and approximately $104 million aggregate principal amount of 5.125% Senior Notes due 2027 at 97% of the principal amount and to pay fees and expenses related to the Transactions.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Exchanged $431 million aggregate principal amount of the existing 4.125% Senior Secured Notes due 2030 into 9.750% senior secured second lien notes due 2033 (the “9.750% Second Lien Notes”), which mature on February 15, 2033. Exchanged $239 million aggregate principal amount of the existing 4.125% Senior Secured Notes due 2030 into 4.375% second-out first lien secured notes due 2032 (the “4.375% Second-Out Notes”), which mature on December 31, 2032. The remaining 4.125% Senior Secured Notes due 2030 of $5 million became unsecured obligations as the related indenture was amended to release all liens on the collateral and eliminate substantially all covenants and certain events of default.

For the three months ended March 31, 2025, we recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

The New Credit Agreement and the indentures for the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes (collectively, the “New Indentures”) contain certain restrictive covenants including, but not limited to, restrictions on indebtedness, liens, restricted payments (including repayment of certain subordinated debt), investments, mergers, consolidations, sales and other dispositions of assets and affiliate transactions. These covenants are subject to a number of exceptions and limitations as described in the New Credit Agreement and New Indentures. The New Credit Agreement and New Indentures also include events of default, including certain cross-default and cross-acceleration provisions with other debt of STG, customary for agreements of its type.

Prior to February 15, 2028, December 1, 2025, and February 15, 2027, we may redeem the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes, respectively, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the respective notes, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the New Indentures. On or prior to February 15, 2028 and February 15, 2027, we may redeem up to 40% of the aggregate principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, at a price equal to 108.125% and 109.750% of the principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, plus accrued and unpaid interest, if any, to, but not including, the date of redemption using the proceeds of certain equity offerings. Prior to February 15, 2028 and February 15, 2027, we may redeem the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, in whole but not in part, at a redemption price equal to 108.125% and 109.750% of the principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, plus accrued and unpaid interest, if any, to, but not including, the redemption date upon certain change of control transactions or certain significant acquisitions. Beginning on December 1, 2025, we may redeem some or all of the 4.375% Second-Out Notes at any time or from time to time at the redemption prices set forth in the New Indentures, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, upon the sale of certain of STG’s assets or certain changes of control, we may be required to offer to repurchase some or all of the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of March 31, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of March 31, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2025.

During the three months ended March 31, 2024, STG purchased $27 million aggregate principal amount of Term Loan B-2, due September 30, 2026, for consideration of $25 million. The portions of Term Loan B-2 purchased were canceled immediately following their acquisition. STG recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the three months ended March 31, 2024.

In April 2025, STG repurchased $66 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $62 million. The 5.125% Senior Notes due 2027 acquired in April 2025 were canceled immediately following their acquisition.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG’s consolidated balance sheets includes finance leases to affiliates of $3 million as of both March 31, 2025 and December 31, 2024. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG’s consolidated balance sheets includes finances leases to affiliates of $8 million and $9 million as March 31, 2025 and December 31, 2024, respectively. See Note 7. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both March 31, 2025 and December 31, 2024, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both March 31, 2025 and December 31, 2024. SBG provides a guarantee of certain obligations of a regional sports network subject to a maximum annual amount of $122 million with annual escalations of 4% for the next four years. As described under Note 4. Commitments and Contingencies, SBG believes that as of January 1, 2025, SBG has no further obligations related to this guarantee, however the counterparty associated with the related agreement may not agree with SBG’s conclusion.

Interest Rate Swap

SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG’s exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of both March 31, 2025 and December 31, 2024, the fair value of the interest rate swap was an asset of $1 million which is recorded in other assets in SBG’s consolidated balance sheets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.              COMMITMENTS AND CONTINGENCIES:

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

FCC Matters

On May 22, 2020, the Federal Communications Commission (“FCC”) released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture (“NAL”) issued in December 2017 proposing a $13 million fine for alleged violations of the FCC’s sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company’s proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a four-year compliance plan (which terminated on May 29, 2024). Two petitions were filed on June 8, 2020 seeking reconsideration of the Order and Consent Decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024, and the matter remains pending. Licensees are authorized to continue operating stations in accordance with their existing licenses while their renewal applications are pending before the FCC. On April 14, 2025, the same attorney who filed the earlier petition against WBFF(TV), on behalf of a different client, filed a similar petition to deny against applications by the Company seeking FCC consent to sell certain stations to a third party. The Company timely opposed the petition on April 24, 2025, the petitioner filed a reply on May 1, 2025, and the matter remains pending.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs, for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against SBG, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. As of March 31, 2025, SBG has accrued $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC denied the Company’s request for reduction of the fine (and similar requests filed by certain other licensees) and issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024 and the matter remains pending.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs’ objections to the defendants’ privilege claims. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On February 4, 2025, following briefing on that motion, the Court heard arguments and took the motion under advisement. On February 20, 2025, the Special Master issued Report and Recommendation No. 3 addressing plaintiffs’ challenges to certain of defendants’ privilege log entries (“R&R No. 3”), which compelled disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. Sinclair and the other co-defendants filed objections to R&R No. 3 and appeared at a status conference on March 18, 2025 during which they argued in favor of their objections to R&R No. 3. The Court took the objections under advisement. At the March 18, 2025 status conference, the Court also set a tentative trial date of April 1, 2026 and stated its expectations that depositions will resume. Although a trial date has been tentatively set, the Court has not set a schedule for dispositive motions and other deadlines prior to trial, and the Special Master’s review of plaintiffs’ challenges to the defendants’ privilege claims remains ongoing. The Company continues to believe the lawsuits are without merit and intend to vigorously defend themselves against all such claims.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On March 1, 2024, the court approved a global settlement and release of all claims associated with the Diamond Litigation, which settlement included an amendment to the MSA. Sinclair entered into the settlement, without admitting any fault or wrongdoing. The settlement terms included, among other things, DSG’s dismissal with prejudice of its $1.5 billion litigation against Sinclair and all other defendants, along with the full and final satisfaction and release of all claims in that litigation against all defendants, including Sinclair and its subsidiaries, in exchange for Sinclair’s cash payment to DSG of $495 million. Additionally, under the terms of the settlement, Sinclair would provide transition services to DSG to allow DSG to become a self-standing entity going forward. During the first quarter of 2024, SBG paid $50 million related to the settlement. The final settlement payment was made during the second quarter of 2024 and of the total $495 million settlement amount paid, $347 million was paid by STG and $148 million was paid by Sinclair Ventures, LLC (“Ventures”). On January 2, 2025, DSG announced that it had emerged from bankruptcy, at which time, SBG’s equity interest in DSG was terminated.

As described under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing, SBG has provided a guarantee that requires SBG to provide funding to the Marquee Sports Network (“Marquee”) under certain circumstances. On July 19, 2024, Marquee sent SBG a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to SBG by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, SBG does not believe it is contractually required to provide funding under the Marquee guarantee at this time and has so informed Marquee. On August 2, 2024, Marquee sent SBG another letter claiming that SBG’s failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, SBG believes SBG has no further obligations related to the guarantee, however, Marquee may not agree with SBG’s conclusion. This dispute may result in litigation, and based on SBG’s expectation of Marquee’s claims, SBG believes that it has meritorious defenses and intends to vigorously defend against such claims.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.              SEGMENT DATA:

SBG measures segment performance based on operating income (loss). For the quarter ended March 31, 2025, SBG had one reportable segment: local media. The local media segment includes SBG’s television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Corporate is not a reportable segment but is included for reconciliation purposes. Corporate costs primarily include SBG’s costs to operate as the parent company of its subsidiaries. All of SBG’s businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2025	Local Media	Corporate	Consolidated
Assets	$4,556	$61	$4,617

For the three months ended March 31, 2025	Local Media
Revenue	$694
Media programming and production expenses	390
Media selling, general and administrative expenses	170
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	56
Amortization of program costs	19
Corporate general and administrative expenses	37
Loss on asset dispositions and other, net	8
Other segment items (a)	2
Operating income	$12

Interest expense including amortization of debt discount and deferred financing costs	$144
Gain on extinguishment of debt	2
Other income, net	3
Loss before income taxes	$(127)

For the three months ended March 31, 2024	Local Media
Revenue	$727
Media programming and production expenses	383
Media selling, general and administrative expenses	183
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58
Amortization of program costs	19
Corporate general and administrative expenses	41
Other segment items (a)	2
Operating income	$41

Interest expense including amortization of debt discount and deferred financing costs	$76
Gain on extinguishment of debt	1
Other income, net	31
Loss before income taxes	$(3)

(a)Other segment items relate primarily to non-media expenses.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              VARIABLE INTEREST ENTITIES:

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG’s consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$18	$18
Other current assets	2	3
Total current assets	20	21

Property and equipment, net	8	8
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	23	26
Total assets	$66	$70

LIABILITIES
Current liabilities:
Other current liabilities	$13	$13

Notes payable, finance leases and commercial bank financing, less current portion	5	5
Other long-term liabilities	3	3
Total liabilities	$21	$21

The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $113 million as of March 31, 2025 and $128 million as of December 31, 2024, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2025, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.              RELATED PERSON TRANSACTIONS:

Transactions With SBG’s Indirect Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the “Sinclair controlling shareholders”) are brothers and hold substantially all of the Sinclair Class B Common Stock and some of the Sinclair Class A Common Stock and are on the Board of Managers of SBG. SBG engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases. Certain assets used by SBG and SBG’s operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $2 million for both the three months ended March 31, 2025 and 2024. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of $0.2 million for the three months ended March 31, 2025.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the “Cunningham Stations”). Certain of SBG’s stations provide services to the Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 6. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of the Sinclair controlling shareholders. SBG consolidates certain subsidiaries of Cunningham with which SBG has variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $70 million and $69 million as of March 31, 2025 and December 31, 2024, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2025 and December 31, 2024, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and has a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $3 million for both the three months ended March 31, 2025 and 2024.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between August 2025 and April 2030 and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG’s consolidated statements of operations. SBG’s consolidated revenues include $34 million for both the three months ended March 31, 2025 and 2024 related to the Cunningham Stations.

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

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.3 million for the three months ended March 31, 2025 and $0.5 million for the three months ended March 31, 2024, respectively, under these agreements.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of $0.1 million for both the three months ended March 31, 2025 and 2024 and made payments to WGC of less than $0.1 million for both the three months ended March 31, 2025 and 2024.

Sinclair, Inc.

Sinclair is the sole member of SBG.

SBG recorded revenue of $3 million for the three months ended March 31, 2025 and $2 million for the three months ended March 31, 2024 related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $4 million for the three months ended March 31, 2025 and $2 million for the three months ended March 31, 2024 related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made net cash distributions of $46 million to Sinclair, and certain of its direct and indirect subsidiaries, for the three months ended March 31, 2025. SBG received net cash payments of $15 million from Sinclair, and certain of its direct and indirect subsidiaries, for the three months ended March 31, 2024.

As of March 31, 2025 and December 31, 2024, SBG had a payable to Sinclair, and certain of its direct and indirect subsidiaries, of $2 million and $3 million, respectively, included within other current liabilities in SBG’s consolidated balance sheets.

Employees

Jason Smith, Executive Vice Chairman, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Jason Smith received total compensation of $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, consisting of salary and bonus, and was granted 159,607 and 37,566 shares of restricted stock, vesting over two years for the three months ended March 31, 2025 and 2024, respectively, and 500,000 stock appreciation rights, vesting over two years, for the three months ended March 31, 2024.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Ethan White received total compensation of $0.1 million for both the three months ended March 31, 2025 and 2024, consisting of salary, and was granted 3,244 and 1,503 shares of restricted stock, vesting over two years, for the three months ended March 31, 2025 and 2024, respectively.

Ryan McCoy, an employee of SBG, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended March 31, 2025 and 2024, consisting of salary.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended March 31, 2025 and 2024, consisting of salary, and was granted 285 shares of restricted stock, vesting over two years, for the three months ended March 31, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG’s Board of Managers; Robert Smith, a member of SBG’s Board of Managers; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended March 31, 2025 and 2024, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended March 31, 2025 and 2024, consisting of salary and bonus.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.              FAIR VALUE MEASUREMENTS:

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of SBG’s financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2025		As of December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$260	N/A	$253

Level 2:
Interest rate swap (a)	N/A	1	N/A	1
STG (b):
9.750% Second Lien Senior Secured Notes due 2033 (c)	$431	445	$—	—
8.125% First-Out First Lien Secured Notes due 2033 (c)	1,430	1,411	—	—
5.500% Senior Notes due 2030	485	361	485	328
5.125% Senior Notes due 2027 (c)	170	161	274	249
4.375% Second-Out First Lien Secured Notes due 2032 (c)	239	149	—	—
4.125% Senior Secured Notes due 2030 (c)	—	—	737	546
4.125% Unsecured Notes due 2030 (c)	5	3	—	—
Term Loan B-2, due September 30, 2026 (c)	—	—	1,175	1,160
Term Loan B-3, due April 1, 2028 (c)	3	2	714	575
Term Loan B-4, due April 21, 2029 (c)	—	—	731	589
Term Loan B-6, due December 31, 2029 (c)	711	592	—	—
Term Loan B-7, due December 31, 2030 (c)	731	609	—	—
Debt of variable interest entities (b)	6	6	7	7

N/A - Not applicable

(a)The fair value of the interest rate swap was an asset as of both March 31, 2025 and December 31, 2024. For further information, see Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(b)Amounts are carried in SBG’s consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $59 million and $36 million as of March 31, 2025 and December 31, 2024, respectively.
(c)STG completed a series of financing transactions, including a new money financing and debt recapitalization, during the three months ended March 31, 2025. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis provides qualitative and quantitative information about Sinclair’s and SBG’s financial performance and condition and should be read in conjunction with Sinclair’s and SBG’s consolidated financial statements and the accompanying notes to those statements. This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended March 31, 2025 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair’s and SBG’s revenues and expenses for the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources — a discussion of Sinclair’s and SBG’s primary sources of liquidity and an analysis of Sinclair’s and SBG’s cash flows from or used in operating activities, investing activities, and financing activities during the three months ended March 31, 2025.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In January 2025, SBG and NBC announced a comprehensive multi-year agreement that renews station affiliation agreements for 21 of SBG’s owned and/or operated NBC affiliates and affiliations in five markets where SBG provides sales and other services under a joint sales agreement or marketing service agreement.
•In the first quarter 2025, Sinclair reached a distribution agreement with YouTube TV to continue carriage of Tennis Channel, TennisChannel 2, CHARGE!, Comet, and ROAR. The agreement also added carriage of The Nest and PickleBall TV.
•In April 2025, SBG launched BFFR, a weekly podcast from AMP Media hosted by women’s soccer icons Sydney Leroux and Ali Riley, across all major podcast platforms.
•In April 2025, Sinclair announced that the Federal Aviation Administration (“FAA”) accepted Sinclair’s Declaration of Compliance for Operations Over People, making Sinclair the first broadcast company authorized to fly drones over individuals and moving vehicles without needing an FAA waiver for news gathering under FAA rules.

Corporate Social Responsibility Practices
•To date in 2025, SBG’s newsrooms have won a total of 33 journalism awards, including four national headliner awards.
•In January 2025, Sinclair and Tennis Channel announced Sinclair Cares: California Wildfires Relief, a fundraising partnership with the Salvation Army to provide disaster relief support across Southern California which helped provide critical aid, shelter, food, fresh water, and support for wildfire survivors and first responders in Los Angeles.
•In March 2025, Sinclair announced a partnership with the Salvation Army to launch Sinclair Cares: From Homeless to Hope, a nationwide initiative, including content produced by SBG and airing on SBG’s newscasts, dedicated to raising awareness about homelessness by shedding light on the many faces of homelessness and highlighting solutions that offer hope and stability.
•In April 2025, Sinclair held its third annual Sinclair Day of Service, whereby all employees were encouraged to volunteer that day for charitable causes. Over 1,300 employees volunteered a total of more than 3,600 hours that day.

NextGen Broadcast (ATSC 3.0)
•In January 2025, Sinclair joined with three broadcast peers and merged BitPath to form a new company, EdgeBeam Wireless, to provide robust wireless data services to a wide range of businesses and industries across the country.

Financing, Capital Allocation, and Shareholder Returns
•In February 2025, Sinclair declared a quarterly dividend of $0.25 per share and in May 2025, Sinclair declared a quarterly dividend of $0.25 per share.
•In the first quarter 2025, Sinclair closed a new money financing and debt recapitalization to strengthen Sinclair’s balance sheet and better position it for long-term growth, which transactions are described more fully under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements and Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements.
•In April 2025, STG repurchased $66 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $62 million. The 5.125% Senior Notes due 2027 acquired in April 2025 were canceled immediately following their acquisition.
Other Events
•In March 2025, Sinclair announced that Lucy Rutishauser, current Executive Vice President and Chief Financial Officer, will retire upon appointment and transition of her successor into the role. Following her retirement, Ms. Rutishauser is expected to serve as a senior advisor to the Company.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. As of March 31, 2025, we had two reportable segments for accounting purposes, local media and tennis.

Seasonality / Cyclicality

The operating results of our local media segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarter operating results are usually higher than the first and third quarters’ because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our tennis segment are usually subject to cyclical fluctuations due to the number and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters’ because of the number and significance of tournaments that are played during those periods.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Media revenues	$770	$792
Non-media revenues	6	6
Total revenues	776	798
Media programming and production expenses	418	408
Media selling, general and administrative expenses	192	196
Depreciation and amortization expenses	62	63
Amortization of program costs	19	19
Non-media expenses	11	12
Corporate general and administrative expenses	52	58
Loss on asset dispositions and other, net	8	—
Operating income	$14	$42
Net (loss) income attributable to Sinclair	$(156)	$23

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2025	2024
Revenue:
Distribution revenue	$395	$384	3%
Core advertising revenue	271	284	(5)%
Political advertising revenue	6	24	(75)%
Other media revenues	22	35	(37)%
Media revenues (a)	$694	$727	(5)%

Operating Expenses:
Media programming and production expenses	$390	$383	2%
Media selling, general and administrative expenses (b)	170	183	(7)%
Depreciation and amortization expenses	56	58	(3)%
Amortization of program costs	19	19	—%
Corporate general and administrative expenses	37	41	(10)%
Non-media expenses	2	2	—%
Loss on asset dispositions and other, net	8	—	n/m
Operating income	$12	$41	(71)%
Interest expense including amortization of debt discount and deferred financing costs	$144	$76	89%
Gain on extinguishment of debt	$2	$1	n/m
Other income, net	$3	$31	(90)%

n/m - not meaningful
(a)Includes $3 million and $2 million for the three months ended March 31, 2025 and 2024, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $4 million and $2 million for the three months ended March 31, 2025 and 2024, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, increased $11 million or 3% for the three months ended March 31, 2025, when compared to the same period in 2024. Contractual rate increases favorably impacted period-over-period distribution revenue by high-teen percentages for the three months ended March 31, 2025. The increase in distribution revenue as a result of increased contractual rates was offset by a decrease in Big-4 subscribers by low-teen percentages for the period.

Core advertising revenue. Core advertising revenue decreased $13 million for the three months ended March 31, 2025, when compared to the same period in 2024, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue decreased $18 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to 2025 being an off-year election cycle, and therefore having only a small number of political races and correspondingly less political advertising spending, compared to 2024 which was a presidential political year.

Other media revenues. Other media revenues decreased $13 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a decrease related to certain services under management services agreements.

SINCLAIR, INC. RESULTS OF OPERATIONS
The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended March 31,
	2025	2024
Syndicated/Other programming	39%	38%
Local news	27%	29%
Network programming (a)	15%	16%
Sports programming (a)	16%	14%
Paid programming	3%	3%

(a)Sports programming includes both local and network sports programming. Network programming is exclusive of any network sports programming.
The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended March 31,
	# of Channels	2025	2024
ABC	40	27%	28%
FOX	55	26%	22%
CBS	30	19%	23%
NBC	24	12%	12%
CW	46	5%	5%
MNT	39	3%	4%
Other	406	8%	6%
Total	640
Expenses

Media programming and production expenses. Media programming and production expenses increased $7 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to an increase in fees pursuant to network affiliation agreements and other programming contracts as a result of increased contractual rates.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $13 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a $7 million decrease in trade related expenses, a $3 million decrease in employee compensation cost, and a $1 million decrease in national sale commissions.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased $68 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a series of financing transactions completed during the first quarter of 2025, as described in Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements. Included in interest expense for the three months ended March 31, 2025 is $68 million of one-time financing costs that will not recur in future periods.

Gain on extinguishment of debt. For the three months ended March 31, 2025, we recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements.

Other income, net. For the three months ended March 31, 2024, we recognized a $26 million gain related to the sale of certain broadcast related investments and $4 million in interest income.

SINCLAIR, INC. RESULTS OF OPERATIONS
Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2025	2024
Revenue:
Distribution revenue	$56	$52	8%
Core advertising revenue	11	10	10%
Other media revenues	1	1	—%
Media revenues	$68	$63	8%

Operating Expenses:
Media programming and production expenses	$27	$25	8%
Media selling, general and administrative expenses (a)	18	12	50%
Depreciation and amortization expenses	5	5	—%
Corporate general and administrative expenses	—	1	n/m
Operating income	$18	$20	(10)%

n/m - not meaningful
(a)Includes $3 million and $2 million for the three months ended March 31, 2025 and 2024, respectively, of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for the right to distribute Tennis Channel, increased $4 million or 8% for the three months ended March 31, 2025, when compared to the same period in 2024. Distribution revenue increased primarily due to low single-digit percentage increases in contractual rates for the three months ended March 31, 2025 and a low single-digit percentage increase in direct-to-consumer (“DTC”) subscriptions, partially offset by a decrease in subscribers by low single-digit percentages for the period.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue increased $1 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to additions in the 2025 tournament calendar compared to the 2024 tournament calendar.

Expenses

Media programming and production expenses. Media programming and production expenses increased $2 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to an increase in tournament production costs and an increase in build-out costs associated with our DTC platform.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $6 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to an increase in costs associated with the launch of the DTC platform.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other

The following table sets forth our revenues and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2025	2024
Revenue:
Media revenues (a)	$15	$6	n/m
Non-media revenues (b)	$6	$9	(33)%

Operating Expenses:
Media expenses	$12	$5	n/m
Non-media expenses (c)	$9	$12	(25)%
Operating loss	$(1)	$(3)	(67)%
( Loss) income from equity method investments	$(5)	$15	n/m
Other (expense) income, net	$(69)	$6	n/m

n/m - not meaningful
(a)Media revenues for the three months ended March 31, 2025 and 2024 include $4 million and $2 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the three months ended March 31, 2024 include $3 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Non-media expenses for the three months ended March 31, 2024 include $2 million of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenues increased $9 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to an increase in advertising revenue related to the acquisition of CPX Interactive, as discussed in Business Combinations and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements and our digital initiatives. Non-media revenues decreased $3 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a decrease in broadcast equipment sales.

Expenses. Media expenses increased $7 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to an increase in selling, general and administrative expenses related to the acquisition of CPX Interactive, as discussed in Business Combinations and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media expenses decreased $3 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a decrease in expenses associated with lower broadcast equipment sales and a decrease in expenses related to our technical services business.

(Loss) income from equity method investments. During the three months ended March 31, 2024, we recognized a gain of $17 million on the sale of two of our investments, which is included in (loss) income from equity method investments in our consolidated statements of operations.

Other (expense) income, net. During the three months ended March 31, 2025 and 2024, we recognized a fair value adjustment loss of $73 million and a fair value adjustment gain of $2 million, respectively, associated with investments measured at fair value and NAV.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2025	2024
Corporate general and administrative expenses	$52	$58	(10)%
Income tax benefit	$46	$4	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased $6 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a decrease in employee compensation cost.

Income tax benefit. The effective tax rate for the three months ended March 31, 2025 was a benefit of 23.0% as compared to a benefit of 18.3% during the same period in 2024. The increase in the effective tax rate for the three months ended March 31, 2025, when compared to the same period in 2024, is primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims in 2024.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. As of March 31, 2025, SBG had one reportable segment for accounting purposes, local media.

Seasonality / Cyclicality

The operating results of SBG’s local media segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarter operating results are usually higher than the first and third quarters’ because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Operating Data

The following table sets forth SBG’s consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Total media revenues	$694	$727
Media programming and production expenses	390	383
Media selling, general and administrative expenses	170	183
Depreciation and amortization expenses	56	58
Amortization of program costs	19	19
Non-media expenses	2	2
Corporate general and administrative expenses	37	41
Loss on asset dispositions and other, net	8	—
Operating income	$12	$41
Net (loss) income attributable to SBG	$(102)	$5

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.’s Results of Operations for a discussion of SBG’s local media segment, which is the same as Sinclair’s local media segment for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the unrestricted subsidiaries (as defined in the New Credit Agreement, “Unrestricted Subsidiaries”) represented 0% of SBG’s total assets. For the three months ended March 31, 2025, the Unrestricted Subsidiaries represented 0% of SBG’s total revenues and decreased SBG’s total operating income by 18%.

As of March 31, 2025 and for the three months ended March 31, 2025 there were no restricted subsidiaries that were non-guarantors (as defined in the New Credit Agreement) of SBG.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents SBG’s corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2025	2024
Corporate general and administrative expenses	$37	$41	(10)%
Income tax benefit	$26	$9	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased by $4 million for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a decrease in employee compensation cost.

Income tax benefit. The effective tax rate for the three months ended March 31, 2025 was a benefit of 20.1% as compared to a benefit of 383.5% during the same period in 2024. The decrease in the effective tax rate for the three months ended March 31, 2025, when compared to the same period in 2024, is primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims in 2024.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of March 31, 2025, Sinclair had net working capital of approximately $780 million, including $631 million in cash and cash equivalent balances, and $650 million of available borrowing capacity, including $575 million under the New Credit Agreement and $75 million under the Amended Credit Agreement. Cash on hand, cash generated by Sinclair’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement are used as Sinclair’s primary sources of liquidity.

As of March 31, 2025, SBG had net working capital of approximately $387 million, including $277 million in cash and cash equivalent balances, and $650 million of available borrowing capacity, including $575 million under the New Credit Agreement and $75 million under the Amended Credit Agreement. Cash on hand, cash generated by SBG’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement are used as SBG’s primary sources of liquidity.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of March 31, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of March 31, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2025.

During the three months ended March 31, 2025, STG completed a series of financing transactions (the “Transactions”), including a new money financing and debt recapitalization, which strengthened the Company’s balance sheet and better positioned it for long-term growth. STG’s nearest term maturity, Term Loan B-2 due 2026, was repaid with proceeds from the issuance of a new first-out first lien secured bond, along with the extension of maturities of other debt tranches, which significantly extended STG’s maturity profile. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements and Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements, for further information.

In April 2025, STG repurchased $66 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $62 million. The 5.125% Senior Notes due 2027 acquired in April 2025 were canceled immediately following their acquisition.

During the three months ended March 31, 2025, there were no material changes to Sinclair’s or SBG’s contractual cash obligations as of March 31, 2025.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement will be sufficient to satisfy the local media segment’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from SBG, the tennis segment, and other’s operations will be sufficient to satisfy SBG, the tennis segment, and other’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, other geopolitical matters, natural disasters, pandemics, and potential tariffs and trade restrictions and their resulting effect on the economy, Sinclair’s and SBG’s advertisers, and Sinclair’s and SBG’s Distributors and their subscribers, could affect Sinclair’s and SBG’s liquidity and first lien leverage ratio which could affect Sinclair’s and SBG’s ability to access the full borrowing capacity under the New Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt (including, for example, an accounts receivable securitization facility), the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash flows from (used in) operating activities	$5	$(4)

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(16)	$(21)
Acquisition of businesses, net of cash acquired	(25)	—
Purchases of investments	(8)	(3)
Distributions and proceeds from investments	7	77
Other, net	—	1
Net cash flows (used in) from investing activities	$(42)	$54

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$1,430	$—
Repayments of notes payable, commercial bank financing, and finance leases	(1,331)	(34)
Dividends paid on Class A and Class B Common Stock	(17)	(16)
Debt issuance costs	(99)	—
Distributions to noncontrolling interests, net	(3)	(2)
Other, net	(9)	(5)
Net cash flows used in financing activities	$(29)	$(57)

Operating Activities

Net cash flows from Sinclair’s operating activities increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to an increase in cash collections from Distributors and a decrease in overhead costs, partially offset by a decrease in cash collections related to political revenue and an increase in production costs.

Investing Activities

Net cash flows used in Sinclair’s investing activities increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a decrease in the distributions and proceeds from investments and the acquisition of CPX Interactive in the current quarter.

Financing Activities

Net cash flows used in Sinclair’s financing activities decreased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to the Transactions. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements for further information.

Sinclair declared a quarterly dividend of $0.25 per share in February 2025 and $0.25 per share in May 2025. Future dividends on Sinclair’s shares of common stock, if any, will be at the discretion of Sinclair’s Board of Directors and will depend on several factors including Sinclair’s results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that Sinclair’s Board of Directors may deem relevant.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash flows from operating activities	$34	$17

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(15)	$(22)
Distributions and proceeds from investments	—	26
Other, net	—	1
Net cash flows (used in) from investing activities	$(15)	$5

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$1,430	$—
Repayments of notes payable, commercial bank financing, and finance leases	(1,331)	(34)
Debt issuance costs	(99)	—
Distributions to noncontrolling interests, net	(2)	(2)
(Distributions to) contributions from member, net	(31)	32
Net cash flows used in financing activities	$(33)	$(4)

Operating Activities

Net cash flows from SBG’s operating activities increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due an increase in cash collections from Distributors and a decrease in overhead costs, partially offset by a decrease in cash collections related to political revenue and an increase in production costs.

Investing Activities

Net cash flows used in SBG’s investing activities increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to a decrease in distributions and proceeds from the sale of broadcast investments, partially offset by a decrease in the acquisition of property and equipment in the current period.

Financing Activities

Net cash flows used in SBG’s financing activities increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily due the Transactions and an increase in distributions to member. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements for further information related to the Transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to the critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair’s and SBG’s management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of March 31, 2025.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of March 31, 2025, each of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair’s and SBG’s disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair’s or SBG’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

See Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements for discussion related to certain pending lawsuits.

See Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within SBG’s Consolidated Financial Statements for discussion related to certain pending lawsuits.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended March 31, 2025, none of Sinclair’s or SBG’s directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1†	Sinclair, Inc. Annual Incentive Plan adopted on February 25, 2025.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.4	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Lucy Rutishauser, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
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

101†	The Company’s Consolidated Financial Statements and related Notes for the quarter ended March 31, 2025 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2025.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)