Form 10-Q
period 2025-06-30
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2025-08-08
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 45,871,818 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

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
•the ability of advertisers to coordinate and determine local advertising rates as a consortium;
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
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television’s ability to compete effectively (including regulations relating to joint sales agreements (“JSA”), shared services agreements (“SSA”), local marketing agreements (“LMA”), cross ownership rules, the national ownership cap, and the UHF discount), arbitrary enforcement by the FCC including indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
•the impact of FCC and Congressional efforts which may restrict a television station’s retransmission consent negotiations;
•the impact of FCC rules requiring broadcast stations to publish, among other information, political advertising rates online;
•the potential impact of deregulation allowing the networks to purchase additional stations in our markets;
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
•our ability to successfully negotiate retransmission consent and distribution agreements for our existing and any acquired businesses with favorable terms;
•the ability of stations which we consolidate, but do not negotiate on their behalf, to successfully renegotiate retransmission consent and affiliation fees (cable network fees) agreements and comply with laws and regulations that apply to them;
•our ability to renew our FCC licenses;
•our ability to identify investment opportunities;
•our ability to successfully integrate any acquired businesses, as well as the success of our new content and distribution initiatives in a competitive environment, including CHARGE!, ROAR, Comet, The Nest, podcasts, other original programming, mobile DTV, FAST channels, and direct-to-consumer platforms;
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
•risks associated with the use or delayed use of artificial intelligence by us and third parties, including our use or delayed use in the operations of our business;
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
•geopolitical conditions, including the war in Ukraine, conflicts in the Middle East, potential tariffs and international trade sanctions, could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact the operations of us, our customers’, our vendors’, and our Distributors’;
•natural disasters and pandemics (such as the outbreak and worldwide spread of COVID-19) that impact our employees, Distributors, advertisers, suppliers, stations, and networks; and
•cybersecurity incidents, data privacy, and other information technology failures related to us, our vendors and those within our vendors’ supply chain have and in the future may, adversely affect us and disrupt our operations.

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
FOR THE QUARTER ENDED JUNE 30, 2025

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$616	$697
Accounts receivable, net of allowance for doubtful accounts of $5 and $6, respectively	624	637
Income taxes receivable	—	5
Prepaid expenses and other current assets	186	146
Assets held-for-sale	33	—
Total current assets	1,459	1,485
Property and equipment, net	665	705
Operating lease assets	117	123
Goodwill	2,087	2,082
Indefinite-lived intangible assets	149	150
Customer relationships, net	289	302
Other definite-lived intangible assets, net	287	328
Other assets	617	710
Total assets (a)	$5,670	$5,885

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$558	$416
Income taxes payable	47	—
Current portion of notes payable, finance leases, and commercial bank financing	25	38
Current portion of operating lease liabilities	23	22
Current portion of program contracts payable	41	69
Other current liabilities	74	60
Liabilities held-for-sale	4	—
Total current liabilities	772	605
Notes payable, finance leases, and commercial bank financing, less current portion	4,081	4,091
Operating lease liabilities, less current portion	122	130
Program contracts payable, less current portion	10	13
Deferred tax liabilities	193	335
Other long-term liabilities	199	195
Total liabilities (a)	5,377	5,369
Commitments and contingencies (See Note 4)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 45,891,572 and 42,642,126 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	603	570
(Accumulated deficit) retained earnings	(244)	10
Accumulated other comprehensive income	1	2
Total Sinclair shareholders’ equity	361	583
Noncontrolling interests	(68)	(67)
Total equity	293	516
Total liabilities and equity	$5,670	$5,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of June 30, 2025 and December 31, 2024 include total assets of variable interest entities (“VIE”) of $61 million and $70 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2025 and December 31, 2024 include total liabilities of VIEs of $7 million and $16 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 7. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Media revenues	$777	$819	$1,547	$1,611
Non-media revenues	7	10	13	16
Total revenues	784	829	1,560	1,627

OPERATING EXPENSES:
Media programming and production expenses	420	425	838	833
Media selling, general and administrative expenses	200	194	392	390
Amortization of program costs	17	18	36	37
Non-media expenses	13	13	24	25
Depreciation of property and equipment	24	25	50	50
Corporate general and administrative expenses	45	50	97	108
Amortization of definite-lived intangible assets	35	38	71	76
Loss on asset dispositions and other, net	9	2	17	2
Total operating expenses	763	765	1,525	1,521
Operating income	21	64	35	106

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(82)	(76)	(226)	(152)
Gain on extinguishment of debt	4	—	6	1
(Loss) income from equity method investments	(1)	78	(7)	92
Other expense, net	(18)	(42)	(84)	(2)
Total other expense, net	(97)	(40)	(311)	(61)
(Loss) income before income taxes	(76)	24	(276)	45
INCOME TAX BENEFIT (PROVISION)	14	(5)	60	(1)
NET (LOSS) INCOME	(62)	19	(216)	44
Net income attributable to the noncontrolling interests	(2)	(2)	(4)	(4)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR	$(64)	$17	$(220)	$40

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$(0.91)	$0.27	$(3.20)	$0.61
Diluted earnings per share	$(0.91)	$0.27	$(3.20)	$0.61
Basic weighted average common shares outstanding (in thousands)	69,589	66,189	68,545	65,172
Diluted weighted average common and common equivalent shares outstanding (in thousands)	69,589	66,189	68,545	65,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(62)	$19	$(216)	$44
Unrealized gain (loss) on interest rate swap, net of tax	—	1	(1)	5
Comprehensive (loss) income	(62)	20	(217)	49
Comprehensive income attributable to the noncontrolling interests	(2)	(2)	(4)	(4)
Comprehensive (loss) income attributable to Sinclair	$(64)	$18	$(221)	$45

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

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2025
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, March 31, 2025	45,756,209	$1	23,775,056	$—	$597	$(163)	$1	$(68)	$368
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(17)	—	—	(17)
Class A Common Stock issued pursuant to employee benefit plans	135,363	—	—	—	7	—	—	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interests	—	—	—	—	(1)	—	—	1	—
Net (loss) income	—	—	—	—	—	(64)	—	2	(62)
BALANCE, June 30, 2025	45,891,572	$1	23,775,056	$—	$603	$(244)	$1	$(68)	$293

	Six Months Ended June 30, 2025
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2024	42,642,126	$1	23,775,056	$—	$570	$10	$2	$(67)	$516
Dividends declared and paid on Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	(34)	—	—	(34)
Class A Common Stock issued pursuant to employee benefit plans	3,249,446	—	—	—	34	—	—	—	34
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)
Acquisition of noncontrolling interests	—	—	—	—	(1)	—	—	1	—
Net (loss) income	—	—	—	—	—	(220)	—	4	(216)
BALANCE, June 30, 2025	45,891,572	$1	23,775,056	$—	$603	$(244)	$1	$(68)	$293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(216)	$44
Adjustments to reconcile net (loss) income to net cash flows from (used in) operating activities:
Amortization of definite-lived intangible and other assets	71	76
Depreciation of property and equipment	50	50
Amortization of program costs	36	37
Stock-based compensation	33	37
Deferred tax (benefit) provision	(141)	9
Loss on asset dispositions and other, net	17	2
Loss (income) from equity method investments	7	(92)
Loss from investments	103	20
Distributions from investments	3	2
Gain on extinguishment of debt	(6)	(1)
Debt issuance costs	68	—
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	15	(48)
Increase in prepaid expenses and other current assets	(38)	(8)
Increase (decrease) in accounts payable and accrued and other current liabilities	104	(382)
Net change in net income taxes payable/receivable	49	(10)
Decrease in program contracts payable	(37)	(41)
Other, net	9	(5)
Net cash flows from (used in) operating activities	127	(310)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(33)	(44)
Acquisition of businesses, net of cash acquired	(25)	—
Purchases of investments	(20)	(32)
Distributions and proceeds from investments	13	184
Other, net	—	2
Net cash flows (used in) from investing activities	(65)	110

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	1,430	—
Repayments of notes payable, commercial bank financing, and finance leases	(1,414)	(43)
Dividends paid on Class A and Class B Common Stock	(34)	(33)
Debt issuance costs	(110)	—
Distributions to noncontrolling interests	(6)	(5)
Other, net	(9)	(3)
Net cash flows used in financing activities	(143)	(84)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(81)	(284)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	697	662
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$616	$378

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

For the quarter ended June 30, 2025, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 185 broadcast television stations in 85 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 646 channels as of June 30, 2025. For the purpose of this report, these 185 stations and 646 channels are referred to as “our” stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; TennisChannel 2, a 24-hour a day free ad-supported streaming television channel; and Tennis.com.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $4 million and $3 million for the six months ended June 30, 2025 and 2024, respectively. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the six months ended June 30, 2024. Non-cash investing activities included property and equipment purchases of $5 million for both the six months ended June 30, 2025 and 2024.

We received equity shares in investments valued at $17 million and $4 million for the six months ended June 30, 2025 and 2024, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2025	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$380	$54	$—	$—	$434
Core advertising revenue	272	13	38	(7)	316
Political advertising revenue	6	—	—	—	6
Other media, non-media, and intercompany revenues	21	1	8	(2)	28
Total revenues	$679	$68	$46	$(9)	$784

For the six months ended June 30, 2025	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$775	$110	$—	$—	$885
Core advertising revenue	543	24	53	(12)	608
Political advertising revenue	12	—	—	—	12
Other media, non-media, and intercompany revenues	43	2	14	(4)	55
Total revenues	$1,373	$136	$67	$(16)	$1,560

For the three months ended June 30, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$384	$51	$—	$—	$435
Core advertising revenue	285	14	9	(5)	303
Political advertising revenue	40	—	—	—	40
Other media, non-media, and intercompany revenues	41	2	11	(3)	51
Total revenues	$750	$67	$20	$(8)	$829

For the six months ended June 30, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$768	$103	$—	$—	$871
Core advertising revenue	569	24	15	(8)	600
Political advertising revenue	64	—	—	—	64
Other media, non-media, and intercompany revenues	76	3	20	(7)	92
Total revenues	$1,477	$130	$35	$(15)	$1,627

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Core Advertising Revenue. We generate core advertising revenue primarily from the sale of non-political advertising spots/impressions within our broadcast television and digital platforms.

Political Advertising Revenue. We generate political advertising revenue primarily from the sale of political advertising spots/impressions within our broadcast television and digital platforms.

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage-based royalty.

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $175 million and $170 million as of June 30, 2025 and December 31, 2024, respectively, of which $101 million and $112 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized for the six months ended June 30, 2025 and 2024, included in the deferred revenue balance as of December 31, 2024 and 2023, was $38 million and $30 million, respectively.

For the three months ended June 30, 2025, two customers accounted for 11% and 11%, respectively, of our total revenues. For the six months ended June 30, 2025, two customers accounted for 11% and 11%, respectively, of our total revenues. For the three months ended June 30, 2024, two customers accounted for 11% and 10%, respectively, of our total revenues. For the six months ended June 30, 2024, two customers accounted for 11% and 11%, respectively, of our total revenues. As of June 30, 2025, two customers accounted for 12% and 10%, respectively, of our accounts receivable, net. As of December 31, 2024, four customers accounted for 11%, 11%, 10%, and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Business Combinations and Station Disposals

In March 2025, Sinclair Ventures, LLC (“Ventures”) completed the acquisition of CPX Interactive LLC (“Digital Remedy”) for approximately $30 million in cash, net of cash acquired of $5 million, in which Ventures acquired the remaining 75% of the business they did not already own. The acquired assets and liabilities were recorded at fair value as of the closing date of the transactions, which included $22 million of definite-lived intangible assets and $17 million of goodwill.

In March 2025, we entered into an asset purchase agreement with a counterparty to sell our owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for approximately $30 million. As of June 30, 2025, we classified the related assets and liabilities as held-for-sale in our consolidated balance sheets. As of June 30, 2025, amounts classified as assets held-for-sale in our consolidated balance sheets primarily consist of accounts receivable of $9 million and property and equipment of $23 million and amounts classified as liabilities held-for-sale in our consolidated balance sheets primarily consists of accounts payable and accrued liabilities of $2 million and current portion of program contracts payable of $1 million. Additionally, during the six months ended June 30, 2025, we accrued the estimated loss we expect to recognize upon closing of the sale of approximately $17 million, which is included within loss on asset dispositions and other, net within our consolidated statements of operations and our local media segment within Note 6. Segment Data and was recorded to reflect the underlying assets at the lower of carrying value and fair value. The sale was completed on July 8, 2025.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2025 and 2024 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On July 4, 2025, the One Big, Beautiful Bill (“OBBB”) was enacted. The OBBB is a comprehensive tax reform package that includes significant changes to corporate tax policy. While the Company is currently evaluating the full impact of OBBB, it does not expect a material impact on its financial statements. The Company will continue to assess the implications of OBBB and will provide further update in its subsequent quarterly filings.

Our effective income tax rate for the three months ended June 30, 2025 was less than the statutory rate primarily due to the impact of state taxes. Our effective income tax rate for the six months ended June 30, 2025 approximated the statutory rate. Our effective income tax rate for the three months ended June 30, 2024 was less than the statutory rate primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims offset by non-deductible expenses. Our effective income tax rate for the six months ended June 30, 2024 was less than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims.

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

Subsequent Events

In August 2025, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on September 15, 2025 to holders of record at the close of business on August 29, 2025.

2.              OTHER ASSETS:

Other assets as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	As of June 30, 2025	As of December 31, 2024
Equity method investments	$32	$48
Other investments	298	382
Notes receivable	29	27
Income tax receivable	147	144
Post-retirement plan assets	49	47
Other	62	62
Total other assets	$617	$710

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2025 and December 31, 2024, we held $113 million and $228 million, respectively, in investments measured at fair value. As of June 30, 2025 and December 31, 2024, we held $137 million and $116 million, respectively, in investments measured at NAV. We recognized fair value adjustment losses of $30 million and $103 million for the three and six months ended June 30, 2025, respectively, and fair value adjustment losses of $45 million and $43 million for the three and six months ended June 30, 2024, respectively, associated with these investments, which are reflected in other expense, net in our consolidated statements of operations. As of June 30, 2025 and December 31, 2024, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $48 million and $60 million, respectively.

Investments accounted for utilizing the measurement alternative were $48 million and $38 million as of June 30, 2025 and December 31, 2024, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three and six months ended June 30, 2025. We recorded a $2 million impairment related to one investment for the three and six months ended June 30, 2024, which is reflected in other expense, net in our consolidated statements of operations.

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

Exchanged $432 million aggregate principal amount of the existing 4.125% Senior Secured Notes due 2030 into 9.750% senior secured second lien notes due 2033 (the “9.750% Second Lien Notes”), which mature on February 15, 2033. Exchanged $238 million aggregate principal amount of the existing 4.125% Senior Secured Notes due 2030 into 4.375% second-out first lien secured notes due 2032 (the “4.375% Second-Out Notes”), which mature on December 31, 2032. The remaining 4.125% Senior Secured Notes due 2030 of $4 million became unsecured obligations as the related indenture was amended to release all liens on the collateral and eliminate substantially all covenants and certain events of default.

For the six months ended June 30, 2025, we recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of June 30, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of June 30, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2025.

During the three months ended June 30, 2025, we repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. The 5.125% Senior Notes due 2027 acquired were canceled immediately following their acquisition. We recognized a gain on extinguishment of the 5.125% Senior Notes due 2027 of $4 million for both the three and six months ended June 30, 2025.

During the six months ended June 30, 2024, we repurchased $27 million aggregate principal amount of Term Loan B-2 for consideration of $25 million. The portions of Term Loan B-2 purchased were canceled immediately following their acquisition. We recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the six months ended June 30, 2024.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $3 million as of both June 30, 2025 and December 31, 2024. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $8 million and $9 million as of June 30, 2025 and December 31, 2024, respectively. See Note 8. Related Person Transactions.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both June 30, 2025 and December 31, 2024, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both June 30, 2025 and December 31, 2024. We provide a guarantee of certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $455 million for the years 2025 through 2029. We accrued $37 million related to this obligation for both the three and six months ended June 30, 2025, included in loss on asset dispositions and other, net in our consolidated statements of operations. As of June 30, 2025, $24 million and $13 million of this obligation are reflected in accounts payable and accrued liabilities and other long-term liabilities, respectively, in our consolidated balance sheets. See Note 4. Commitments and Contingencies for further discussion.

Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. The fair value of the interest rate swap was an asset of $1 million as of June 30, 2025, which is recorded in prepaid expenses and other current assets in our consolidated balance sheets, and an asset of $1 million as of December 31, 2024, which is recorded in other assets in our consolidated balance sheets.

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

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024. On June 27, 2025, the FCC (i) denied the motion for substitution; (ii) dismissed the petition to deny; and (iii) granted the license renewal applications of WBFF(TV), WUTV(TV), and WNUV(TV). On April 14, 2025, the same attorney who filed the earlier petition against WBFF(TV), on behalf of a different client, filed a similar petition to deny the renewal applications by the Company seeking FCC consent to sell certain stations to a third party. The Company timely opposed the petition on April 24, 2025, the petitioner filed a reply on May 1, 2025. On July 1, 2025, the FCC dismissed that petition to deny and granted the applications.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice (“DOJ”) for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that enforcement remains pending. The Company is not a party to this forfeiture order.

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024. On June 27, 2025, the FCC adopted an Order and Consent Decree pursuant to which the Company agreed to make a voluntary contribution of $500,000 to resolve, without any admission of liability, the forfeiture order (with respect to Company stations), a closed captioning investigation of Company station WUHF in Rochester, NY, and matters relating to certain of the Company’s pending station renewal applications. The consent decree states the forfeiture order will be resolved by separate action with respect to the non-Company licensees. As part of the consent decree, the Company also agreed to implement a two-year compliance plan relating to the FCC’s limits on commercial matter in children’s programming and closed captioning rules, and the FCC agreed to grant the license renewal applications of all Company stations involved in the matters resolved by the consent decree. The Company made the $500,000 voluntary contribution on July 9, 2025.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs’ objections to the defendants’ privilege claims. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On February 4, 2025, following briefing on that motion, the Court heard arguments and took the motion under advisement. On February 20, 2025, the Special Master issued Report and Recommendation No. 3 addressing plaintiffs’ challenges to certain of defendants’ privilege log entries (“R&R No. 3”), which compelled disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. Sinclair and the other co-defendants filed objections to R&R No. 3 and appeared at a status conference on March 18, 2025 during which they argued in favor of their objections to R&R No. 3. The Court took the objections under advisement. At the March 18, 2025 status conference, the Court also set a tentative trial date of April 1, 2026, and stated its expectations that depositions will resume. Although a trial date has been tentatively set, the Court has not issued an amended Scheduling Order, and the Special Master’s review of plaintiffs’ challenges to the defendants’ privilege claims remains ongoing. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
We have provided a guarantee that requires us to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent us a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to us by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, we do not believe we are contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent us another letter claiming that our failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, we determined we had no further obligations under the guarantee agreement. Marquee disputed this position, and on June 9, 2025, we entered into a binding term sheet to settle the matter. As part of the settlement, the parties agreed that the guarantee would be in effect through 2029; however, the maximum obligation under the guarantee agreement was reduced. As a result of the execution of this binding term sheet, we have concluded that our obligation to pay under a portion of the guarantee is probable and the loss related thereto could be reasonably estimated, thus recorded an estimated obligation related to this arrangement during the three months ended June 30, 2025 (as further discussed in Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing). Because loss contingencies are inherently unpredictable and unfavorable developments can occur, the assessment requires judgment about future events. Moreover, there is no assurance that contingencies will be satisfied and the ultimate loss may differ materially from the estimated obligation we have recorded.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (Numerator)
Net (loss) income	$(62)	$19	$(216)	$44
Net income attributable to the noncontrolling interests	(2)	(2)	(4)	(4)
Numerator for basic and diluted earnings per common share available to common shareholders	$(64)	$17	$(220)	$40

Shares (Denominator)
Basic weighted-average common shares outstanding	69,589	66,189	68,545	65,172
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	—	—	124
Diluted weighted-average common and common equivalent shares outstanding	69,589	66,189	68,545	65,296

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,226	8,745	5,330	6,932

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

We measure segment performance based on operating income (loss). For the quarter ended June 30, 2025, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis’ top tournaments and original professional sport and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. The local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the assets in other and corporate are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,416	$286	$969	$(1)	$5,670

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$679	$68	$46	$(9)	(b)	$784
Media programming and production expenses	380	39	1	—		420
Media selling, general and administrative expenses	162	15	31	(8)		200
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	54	5	—	—		59
Amortization of program costs	17	—	—	—		17
Corporate general and administrative expenses	27	1	17	—		45
(Gain) loss on asset dispositions and other, net	(28)	—	37	—		9
Other segment items (a)	2	—	12	(1)		13
Operating income (loss)	$65	$8	$(52)	$—		$21

Interest expense including amortization of debt discount and deferred financing costs	$82	$—	$—	$—		$82
Loss from equity method investments	—	(1)	—	—		(1)
Gain on extinguishment of debt	4	—	—	—		4
Other income (expense), net	3	—	(21)	—		(18)
Loss before income taxes						$(76)

For the six months ended June 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$1,373	$136	$67	$(16)	(b)	$1,560
Media programming and production expenses	770	66	2	—		838
Media selling, general and administrative expenses	332	33	42	(15)		392
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	110	10	1	—		121
Amortization of program costs	36	—	—	—		36
Corporate general and administrative expenses	64	1	32	—		97
(Gain) loss on asset dispositions and other, net	(20)	—	37	—		17
Other segment items (a)	4	—	21	(1)		24
Operating income (loss)	$77	$26	$(68)	$—		$35

Interest expense including amortization of debt discount and deferred financing costs	$226	$—	$—	$—		$226
Loss from equity method investments	—	(2)	(5)	—		(7)
Gain on extinguishment of debt	6	—	—	—		6
Other income (expense), net	6	—	(90)	—		(84)
Loss before income taxes						$(276)

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$750	$67	$20	$(8)	(b)	$829
Media programming and production expenses	382	43	—	—		425
Media selling, general and administrative expenses	178	17	5	(6)		194
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	6	—	(1)		63
Amortization of program costs	18	—	—	—		18
Corporate general and administrative expenses	29	—	21	—		50
Loss on asset dispositions and other, net	—	—	2	—		2
Other segment items (a)	2	—	12	(1)		13
Operating income (loss)	$83	$1	$(20)	$—		$64

Interest expense including amortization of debt discount and deferred financing costs	$76	$—	$—	$—		$76
Income from equity method investments	—	—	78	—		78
Other income (expense), net	2	—	(44)	—		(42)
Income before income taxes						$24

For the six months ended June 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$1,477	$130	$35	$(15)	(b)	$1,627
Media programming and production expenses	765	68	—	—		833
Media selling, general and administrative expenses	361	29	10	(10)		390
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	116	11	1	(2)		126
Amortization of program costs	37	—	—	—		37
Corporate general and administrative expenses	70	1	37	—		108
Loss on asset dispositions and other, net	—	—	2	—		2
Other segment items (a)	4	—	24	(3)		25
Operating income (loss)	$124	$21	$(39)	$—		$106

Interest expense including amortization of debt discount and deferred financing costs	$152	$—	$—	$—		$152
(Loss) income from equity method investments	—	(1)	93	—		92
Gain on extinguishment of debt	1	—	—	—		1
Other income (expense), net	33	—	(35)	—		(2)
Income before income taxes						$45

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $5 million and $9 million for the three and six months ended June 30, 2025, respectively, and $3 million and $5 million for the three and six months ended June 30, 2024, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$17	$18
Other current assets	1	3
Total current assets	18	21

Property and equipment, net	7	8
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	21	26
Total assets	$61	$70

LIABILITIES
Current liabilities:
Other current liabilities	$5	$13

Notes payable, finance leases and commercial bank financing, less current portion	4	5
Other long-term liabilities	3	3
Total liabilities	$12	$21

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $127 million as of June 30, 2025 and $128 million as of December 31, 2024, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2025, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $77 million and $79 million as of June 30, 2025 and December 31, 2024, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in (loss) income from equity method investments and other expense, net, respectively, in our consolidated statements of operations. We recorded losses of $1 million and $2 million for the three and six months ended June 30, 2025, respectively, and losses of $22 million and $23 million for the three and six months ended June 30, 2024, respectively, related to these investments.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million and $3 million for the three and six months ended June 30, 2025, respectively, and $1 million and $3 million for the three and six months ended June 30, 2024, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.2 million for the six months ended June 30, 2025 and less than $0.1 million for both the three and six months ended June 30, 2024.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. We have entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, we recorded revenue of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $71 million and $69 million as of June 30, 2025 and December 31, 2024, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2025 and December 31, 2024, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. Under these agreements, we paid Cunningham $3 million and $6 million for the three and six months ended June 30, 2025, respectively, and $3 million and $6 million for the three and six months ended June 30, 2024, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between August 2025 and April 2030 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in our consolidated statements of operations. Our consolidated revenues include $31 million and $65 million for the three and six months ended June 30, 2025, respectively, and $34 million and $68 million for the three and six months ended June 30, 2024, respectively, related to the Cunningham Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in December 2025. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 3% on each anniversary and expires in November 2025.

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, under these agreements.

Leased Property by Real Estate Ventures

Prior to September 2024, certain of our real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and made payments to WGC of less than $0.1 million for all of the three and six months ended June 30, 2025 and 2024.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company’s Board of Directors. Jason Smith received total compensation of $0.3 million for both the three months ended June 30, 2025 and 2024 and $0.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively, consisting of salary and bonus, and was granted 159,607 and 37,566 shares of restricted stock, vesting over two years, for the six months ended June 30, 2025 and 2024, respectively, and 500,000 stock appreciation rights, vesting over two years, for the six months ended June 30, 2024.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company’s Board of Directors. Ethan White received total compensation of $0.1 million for both the three months ended June 30, 2025 and 2024 and $0.1 million for both the six months ended June 30, 2025 and 2024, consisting of salary, and was granted 3,244 and 1,503 shares of restricted stock, vesting over two years, for the six months ended June 30, 2025 and 2024, respectively.

Ryan McCoy, an employee of the Company, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended June 30, 2025 and 2024 and $0.1 million for both the six months ended June 30, 2025 and 2024, consisting of salary.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended June 30, 2025 and 2024 and $0.1 million for both the six months ended June 30, 2025 and 2024, consisting of salary, and was granted 285 shares of restricted stock, vesting over two years, during the six months ended June 30, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Robert Smith, a member of the Company’s Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended June 30, 2025 and 2024 and $0.4 million for both the six months ended June 30, 2025 and 2024, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended June 30, 2025 and 2024 and $0.4 million for both the six months ended June 30, 2025 and 2024, consisting of salary and bonus.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2025		As of December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$—	N/A	$19
Money market funds	N/A	440	N/A	601
Deferred compensation assets	N/A	49	N/A	47
Deferred compensation liabilities	N/A	44	N/A	46

Level 2:
Investments in equity securities (a)	N/A	111	N/A	141
Interest rate swap (b)	N/A	1	N/A	1
STG (c):
9.750% Second Lien Senior Secured Notes due 2033 (d)	$432	462	$—	—
8.125% First-Out First Lien Secured Notes due 2033 (d)	1,430	1,449	—	—
5.500% Senior Notes due 2030	485	394	485	328
5.125% Senior Notes due 2027 (d)	89	86	274	249
4.375% Second-Out First Lien Secured Notes due 2032 (d)	238	168	—	—
4.125% Senior Secured Notes due 2030 (d)	—	—	737	546
4.125% Unsecured Notes due 2030 (d)	4	3	—	—
Term Loan B-2, due September 30, 2026 (d)	—	—	1,175	1,160
Term Loan B-3, due April 1, 2028 (d)	3	2	714	575
Term Loan B-4, due April 21, 2029 (d)	—	—	731	589
Term Loan B-6, due December 31, 2029 (d)	710	607	—	—
Term Loan B-7, due December 31, 2030 (d)	729	624	—	—
Debt of variable interest entities (c)	6	6	7	7

Level 3:
Investments in equity securities (e)	N/A	2	N/A	68

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)The fair value of the interest rate swap was an asset as of both June 30, 2025 and December 31, 2024. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $58 million and $36 million as of June 30, 2025 and December 31, 2024, respectively.
(d)STG completed a series of financing transactions, including a new money financing and debt recapitalization, during the six months ended June 30, 2025. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(e)Amounts primarily relate to warrants and options to acquire common equity in Bally’s. We recorded a fair value adjustment loss of $8 million for the six months ended June 30, 2025 and losses of $7 million and $8 million for the three and six months ended June 30, 2024, respectively. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share. During the six months ended June 30, 2025 all outstanding awards to acquire common equity in Bally’s were converted to warrants and transferred to Level 2.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and six months ended June 30, 2025 and 2024 (in millions):

Three Months Ended June 30, 2025
Fair value at March 31, 2025	$2
Fair value at June 30, 2025	$2

Six Months Ended June 30, 2025
Fair value at December 31, 2024	$68
Transfer to Level 2	(58)
Measurement adjustments	(8)
Fair value at June 30, 2025	$2

Three Months Ended June 30, 2024
Fair value at March 31, 2024	$45
Measurement adjustments	(3)
Fair value at June 30, 2024	$42

Six Months Ended June 30, 2024
Fair value at December 31, 2023	$46
Measurement adjustments	(4)
Fair value at June 30, 2024	$42

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions) (Unaudited)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$224	$291
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	541	582
Income taxes receivable	—	29
Prepaid expenses and other current assets	108	104
Assets held-for-sale	33	—
Total current assets	906	1,006
Property and equipment, net	651	692
Operating lease assets	116	123
Goodwill	2,004	2,016
Indefinite-lived intangible assets	122	123
Customer relationships, net	169	191
Other definite-lived intangible assets, net	284	326
Other assets	232	212
Total assets (a)	$4,484	$4,689

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$458	$374
Income taxes payable	13	—
Current portion of notes payable, finance leases, and commercial bank financing	25	38
Current portion of operating lease liabilities	22	22
Current portion of program contracts payable	41	69
Other current liabilities	70	56
Liabilities held-for-sale	4	—
Total current liabilities	633	559
Notes payable, finance leases, and commercial bank financing, less current portion	4,081	4,091
Operating lease liabilities, less current portion	121	130
Program contracts payable, less current portion	10	13
Deferred tax liabilities	267	373
Other long-term liabilities	155	149
Total liabilities (a)	5,267	5,315
Commitments and contingencies (See Note 4)
SBG member's deficit:
Accumulated deficit	(715)	(560)
Accumulated other comprehensive income	1	2
Total SBG member’s deficit	(714)	(558)
Noncontrolling interests	(69)	(68)
Total deficit	(783)	(626)
Total liabilities and deficit	$4,484	$4,689

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Sinclair Broadcast Group, LLC’s (“SBG”) consolidated total assets as of June 30, 2025 and December 31, 2024 include total assets of variable interest entities (“VIE”) of $61 million and $70 million, respectively, which can only be used to settle the obligations of the VIEs. SBG’s consolidated total liabilities as of June 30, 2025 and December 31, 2024 include total liabilities of VIEs of $7 million and $16 million, respectively, for which the creditors of the VIEs have no recourse to SBG. See Note 6. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Media revenues	$679	$750	$1,373	$1,477

OPERATING EXPENSES:
Media programming and production expenses	380	382	770	765
Media selling, general and administrative expenses	162	178	332	361
Amortization of program costs	17	18	36	37
Non-media expenses	2	2	4	4
Depreciation of property and equipment	25	26	50	51
Corporate general and administrative expenses	27	35	64	76
Amortization of definite-lived intangible assets	29	32	60	65
Loss on asset dispositions and other, net	9	—	17	—
Total operating expenses	651	673	1,333	1,359
Operating income	28	77	40	118

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(82)	(76)	(226)	(152)
Gain on extinguishment of debt	4	—	6	1
Other income, net	3	2	6	33
Total other expense, net	(75)	(74)	(214)	(118)
(Loss) income before income taxes	(47)	3	(174)	—
INCOME TAX BENEFIT	8	1	34	10
NET (LOSS) INCOME	(39)	4	(140)	10
Net income attributable to the noncontrolling interests	(2)	(2)	(3)	(3)
NET (LOSS) INCOME ATTRIBUTABLE TO SBG	$(41)	$2	$(143)	$7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(39)	$4	$(140)	$10
Unrealized gain (loss) on interest rate swap, net of tax	—	1	(1)	5
Comprehensive (loss) income	(39)	5	(141)	15
Comprehensive income attributable to the noncontrolling interests	(2)	(2)	(3)	(3)
Comprehensive (loss) income attributable to Sinclair	$(41)	$3	$(144)	$12

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

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT AND NONCONTROLLING INTERESTS
(in millions) (Unaudited)

	Three Months Ended June 30, 2025
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, March 31, 2025	$(661)	$1	$(69)	$(729)
Distributions to member, net	(12)	—	—	(12)
Distributions to noncontrolling interests	—	—	(3)	(3)
Acquisition of noncontrolling interests	(1)	—	1	—
Net (loss) income	(41)	—	2	(39)
BALANCE, June 30, 2025	$(715)	$1	$(69)	$(783)

	Six Months Ended June 30, 2025
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2024	$(560)	$2	$(68)	$(626)
Distributions to member, net	(11)	—	—	(11)
Distributions to noncontrolling interests	—	—	(5)	(5)
Acquisition of noncontrolling interests	(1)		1	—
Other comprehensive loss	—	(1)	—	(1)
Net (loss) income	(143)	—	3	(140)
BALANCE, June 30, 2025	$(715)	$1	$(69)	$(783)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(140)	$10
Adjustments to reconcile net (loss) income to net cash flows from (used in) operating activities:
Amortization of definite-lived intangible and other assets	60	65
Depreciation of property and equipment	50	51
Amortization of program costs	36	37
Equity-based compensation	32	34
Deferred tax benefit	(106)	—
Loss on asset dispositions and other, net	17	—
Income from investments	—	(25)
Gain on extinguishment of debt	(6)	(1)
Debt issuance costs	68	—
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	23	(37)
Decrease in prepaid expenses and other current assets	7	14
Net change in due to/from member	1	39
Increase (decrease) in accounts payable and accrued and other current liabilities	56	(403)
Net change in net income taxes payable/receivable	40	(12)
Decrease in program contracts payable	(37)	(41)
Other, net	12	(43)
Net cash flows from (used in) operating activities	113	(312)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(33)	(44)
Purchases of investments	(1)	(2)
Distributions and proceeds from investments	—	26
Other, net	—	2
Net cash flows used in investing activities	(34)	(18)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	1,430	—
Repayments of notes payable, commercial bank financing, and finance leases	(1,414)	(43)
Debt issuance costs	(110)	—
(Distributions to) contributions from member, net	(47)	111
Distributions to noncontrolling interests	(5)	(5)
Net cash flows (used in) from financing activities	(146)	63

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(67)	(267)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	291	319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$224	$52

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

For the quarter ended June 30, 2025, SBG had one reportable segment: local media. The local media segment consists primarily of SBG’s 185 broadcast television stations in 85 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 646 channels as of June 30, 2025. For the purpose of this report, these 185 stations and 646 channels are referred to as “SBG” stations and channels.

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

Interim Financial Statements

SBG’s consolidated financial statements for the three and six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of member’s deficit and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information - Statements of Cash Flows

Leased assets obtained in exchange for new operating lease liabilities were $4 million and $3 million for the six months ended June 30, 2025 and 2024, respectively. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the six months ended June 30, 2024. Non-cash investing activities included property and equipment purchases of $5 million for both the six months ended June 30, 2025 and 2024.

SBG received equity shares in investments valued at $17 million and $4 million for the six months ended June 30, 2025 and 2024, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

Included in (distributions to) contributions from member, net within cash flows (used in) from financing activities in SBG’s consolidated statements of cash flows, were dividends to Sinclair to fund its portion of the dividends to Sinclair shareholders and parent company expenses of $57 million and $52 million for the six months ended June 30, 2025 and 2024, respectively. These dividends were offset by a contribution from member related to $11 million from Sinclair Ventures, LLC (“Ventures”) related to cash tax payments associated with the emergence of Diamond Sports Group, LLC (“DSG”) from Chapter 11 bankruptcy protection for the six months ended June 30, 2025 and $148 million from Ventures related to the DSG litigation settlement (see Note 4. Commitments and Contingencies for further detail) for the six months ended June 30, 2024.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents SBG’s revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2025	Local Media
Distribution revenue	$380
Core advertising revenue	272
Political advertising revenue	6
Other media	21
Total revenues	$679

For the six months ended June 30, 2025	Local Media
Distribution revenue	$775
Core advertising revenue	543
Political advertising revenue	12
Other media	43
Total revenues	$1,373

For the three months ended June 30, 2024	Local Media
Distribution revenue	$384
Core advertising revenue	285
Political advertising revenue	40
Other media	41
Total revenues	$750

For the six months ended June 30, 2024	Local Media
Distribution revenue	$768
Core advertising revenue	569
Political advertising revenue	64
Other media	76
Total revenues	$1,477

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

In accordance with ASC 606, SBG does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) distribution arrangements which are accounted for as a sales/usage-based royalty.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG’s consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $168 million and $163 million as of June 30, 2025 and December 31, 2024, respectively, of which $101 million and $112 million, respectively, was reflected in other long-term liabilities in SBG’s consolidated balance sheets. Deferred revenue recognized for the six months ended June 30, 2025 and 2024, included in the deferred revenue balance as of December 31, 2024 and 2023, was $34 million and $26 million, respectively.

For the three months ended June 30, 2025, two customers accounted for 12% and 11%, respectively, of SBG’s total revenues. For the six months ended June 30, 2025, two customers accounted for 12% and 11%, respectively, of SBG’s total revenues. For the three months ended June 30, 2024, two customers accounted for 12% and 10%, respectively, of SBG’s total revenues. For the six months ended June 30, 2024, two customers accounted for 11% and 10%, respectively, of SBG’s total revenues. As of June 30, 2025, three customers accounted for 13%, 10%, and 10%, respectively, of SBG’s accounts receivable, net. As of December 31, 2024, four customers accounted for 11%, 10%, 10%, and 10%, respectively, of SBG’s accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Station Disposals

In March 2025, SBG entered into an asset purchase agreement with a counterparty to sell SBG’s owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for approximately $30 million. As of June 30, 2025, SBG classified the related assets and liabilities as held-for-sale in SBG’s consolidated balance sheets. As of June 30, 2025, amounts classified as assets held-for-sale in SBG’s consolidated balance sheets primarily consist of accounts receivable of $9 million and property and equipment of $23 million and amounts classified as liabilities held-for-sale in SBG’s consolidated balance sheets primarily consist of accounts payable and accrued liabilities of $2 million and current portion of program contracts payable of $1 million. Additionally, during the six months ended June 30, 2025, SBG accrued the estimated loss expected to be recognized upon closing of the sale of approximately $17 million, which is included within loss on asset dispositions and other, net within SBG’s consolidated statements of operations and SBG’s local media segment within Note 5. Segment Data and was recorded to reflect the underlying assets at the lower of carrying value and fair value. The sale was completed on July 8, 2025.

Income Taxes

SBG’s income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2025 and 2024 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

On July 4, 2025, the One Big, Beautiful Bill (“OBBB”) was enacted. The OBBB is a comprehensive tax reform package that includes significant changes to corporate tax policy. While the Company is currently evaluating the full impact of OBBB, it does not expect a material impact on its financial statements. The Company will continue to assess the implications of OBBB and will provide further update in its subsequent quarterly filings.

SBG’s effective income tax rate for the three months ended June 30, 2025 was less than the statutory rate primarily due to the impact of state taxes. SBG’s effective income tax rate for the six months ended June 30, 2025 approximated the statutory rate. SBG's effective income tax rate for the three months ended June 30, 2024 was greater than the statutory rate primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims. SBG's effective income tax rate for the six months ended June 30, 2024 was less than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SBG believes that its liability for unrecognized tax benefits could be reduced by up to $3 million, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              OTHER ASSETS:

Other assets as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	As of June 30, 2025	As of December 31, 2024
Investments	$31	$14
Income tax receivable	147	144
Other	54	54
Total other assets	$232	$212

Investments

SBG’s investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments were measured at net asset value (“NAV”).

Investments measured at NAV were $12 million and $5 million as of June 30, 2025 and December 31, 2024, respectively.

Investments accounted for utilizing the measurement alternative were $17 million and $8 million as of June 30, 2025 and December 31, 2024, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for any of the three and six months ended June 30, 2025 and 2024.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Exchanged $432 million aggregate principal amount of the existing 4.125% Senior Secured Notes due 2030 into 9.750% senior secured second lien notes due 2033 (the “9.750% Second Lien Notes”), which mature on February 15, 2033. Exchanged $238 million aggregate principal amount of the existing 4.125% Senior Secured Notes due 2030 into 4.375% second-out first lien secured notes due 2032 (the “4.375% Second-Out Notes”), which mature on December 31, 2032. The remaining 4.125% Senior Secured Notes due 2030 of $4 million became unsecured obligations as the related indenture was amended to release all liens on the collateral and eliminate substantially all covenants and certain events of default.

For the six months ended June 30, 2025, SBG recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

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

Prior to February 15, 2028, December 1, 2025, and February 15, 2027, STG may redeem the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes, respectively, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the respective notes, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the New Indentures. On or prior to February 15, 2028 and February 15, 2027, STG may redeem up to 40% of the aggregate principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, at a price equal to 108.125% and 109.750% of the principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, plus accrued and unpaid interest, if any, to, but not including, the date of redemption using the proceeds of certain equity offerings. Prior to February 15, 2028 and February 15, 2027, STG may redeem the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, in whole but not in part, at a redemption price equal to 108.125% and 109.750% of the principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, plus accrued and unpaid interest, if any, to, but not including, the redemption date upon certain change of control transactions or certain significant acquisitions. Beginning on December 1, 2025, STG may redeem some or all of the 4.375% Second-Out Notes at any time or from time to time at the redemption prices set forth in the New Indentures, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, upon the sale of certain of STG’s assets or certain changes of control, STG may be required to offer to repurchase some or all of the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of June 30, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of June 30, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2025.

During the three months ended June 30, 2025, STG repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. The 5.125% Senior Notes due 2027 acquired were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the 5.125% Senior Notes due 2027 of $4 million for both the three and six months ended June 30, 2025.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2024, STG purchased $27 million aggregate principal amount of Term Loan B-2, due September 30, 2026, for consideration of $25 million. The portions of Term Loan B-2 purchased were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the six months ended June 30, 2024.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG’s consolidated balance sheets includes finance leases to affiliates of $3 million as of both June 30, 2025 and December 31, 2024. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG’s consolidated balance sheets includes finances leases to affiliates of $8 million and $9 million as of June 30, 2025 and December 31, 2024, respectively. See Note 7. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both June 30, 2025 and December 31, 2024, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both June 30, 2025 and December 31, 2024. We provide a guarantee of certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $455 million for the years 2025 through 2029. We accrued $37 million related to this obligation for both the three and six months ended June 30, 2025, included in loss on asset dispositions and other, net in SBG’s consolidated statements of operations. As of June 30, 2025, $24 million and $13 million of this obligation are reflected in accounts payable and accrued liabilities and other long-term liabilities, respectively, in SBG’s consolidated balance sheets. See Note 4. Commitments and Contingencies for further discussion.

Interest Rate Swap

SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG’s exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. The fair value of the interest rate swap was an asset of $1 million as of June 30, 2025, which is recorded in prepaid expenses and other current assets in SBG’s consolidated balance sheets, and an asset of $1 million as of December 31, 2024, which is recorded in other assets in SBG’s consolidated balance sheets.

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

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). The Company filed an opposition to the petition on October 1, 2020. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On January 29, 2024, the Company filed (1) an opposition to the motion for substitution and (2) a motion to dismiss the petition to deny the renewal applications. An opposition was filed to the motion to dismiss on February 5, 2024, and the Company timely filed its reply on February 13, 2024. On June 27, 2025, the FCC (i) denied the motion for substitution; (ii) dismissed the petition to deny; and (iii) granted the license renewal applications of WBFF(TV), WUTV(TV), and WNUV(TV). On April 14, 2025, the same attorney who filed the earlier petition against WBFF(TV), on behalf of a different client, filed a similar petition to deny the renewal applications by the Company seeking FCC consent to sell certain stations to a third party. The Company timely opposed the petition on April 24, 2025, the petitioner filed a reply on May 1, 2025. On July 1, 2025, the FCC dismissed that petition to deny and granted the applications.

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice (“DOJ”) for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that enforcement remains pending. The Company is not a party to this forfeiture order.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs, for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against SBG, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024. On June 27, 2025, the FCC adopted an Order and Consent Decree pursuant to which the Company agreed to make a voluntary contribution of $500,000 to resolve, without any admission of liability, the forfeiture order (with respect to SBG stations), a closed captioning investigation of SBG station WUHF in Rochester, NY, and matters relating to certain of SBG’s pending station renewal applications. The consent decree states the forfeiture order will be resolved by separate action with respect to the non-SBG licensees. As part of the consent decree, the Company also agreed to implement a two-year compliance plan relating to the FCC’s limits on commercial matter in children’s programming and closed captioning rules, and the FCC agreed to grant the license renewal applications of all SBG stations involved in the matters resolved by the consent decree. The Company made the $500,000 voluntary contribution on July 9, 2025.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs’ objections to the defendants’ privilege claims. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On February 4, 2025, following briefing on that motion, the Court heard arguments and took the motion under advisement. On February 20, 2025, the Special Master issued Report and Recommendation No. 3 addressing plaintiffs’ challenges to certain of defendants’ privilege log entries (“R&R No. 3”), which compelled disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. Sinclair and the other co-defendants filed objections to R&R No. 3 and appeared at a status conference on March 18, 2025 during which they argued in favor of their objections to R&R No. 3. The Court took the objections under advisement. At the March 18, 2025 status conference, the Court also set a tentative trial date of April 1, 2026, and stated its expectations that depositions will resume. Although a trial date has been tentatively set, the Court has not issued an amended Scheduling Order, and the Special Master’s review of plaintiffs’ challenges to the defendants’ privilege claims remains ongoing. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

SBG has provided a guarantee that requires SBG to provide funding to Marquee. On July 19, 2024, Marquee sent SBG a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to SBG by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, SBG does not believe it is contractually required to provide funding under the Marquee guarantee at this time and has so informed Marquee. On August 2, 2024, Marquee sent SBG another letter claiming that SBG’s failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, SBG determined SBG had no further obligations under the guarantee agreement. Marquee disputed this position, and on June 9, 2025, SBG entered into a binding term sheet to settle the matter. As part of the settlement, the parties agreed that the guarantee would be in effect through 2029; however, the maximum obligation under the guarantee agreement was reduced. As a result of the execution of this binding term sheet, SBG has concluded that SBG’s obligation to pay under a portion of the guarantee is probable and the loss related thereto could be reasonably estimated, thus recorded an estimated obligation related to this arrangement during the three months ended June 30, 2025 (as further discussed in Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing). Because loss contingencies are inherently unpredictable and unfavorable developments can occur, the assessment requires judgment about future events. Moreover, there is no assurance that contingencies will be satisfied and the ultimate loss may differ materially from the estimated obligation SBG has recorded.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.              SEGMENT DATA:

SBG measures segment performance based on operating income (loss). For the quarter ended June 30, 2025, SBG had one reportable segment: local media. The local media segment includes SBG’s television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Corporate is not a reportable segment but is included for reconciliation purposes. Corporate costs primarily include SBG’s costs to operate as the parent company of its subsidiaries. All of SBG’s businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2025	Local Media	Corporate	Consolidated
Assets	$4,423	$61	$4,484

For the three months ended June 30, 2025	Local Media	Corporate	Consolidated
Revenue	$679	$—	$679
Media programming and production expenses	380	—	380
Media selling, general and administrative expenses	162	—	162
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	54	—	54
Amortization of program costs	17	—	17
Corporate general and administrative expenses	27	—	27
(Gain) loss on asset dispositions and other, net	(28)	37	9
Other segment items (a)	2	—	2
Operating income (loss)	$65	$(37)	$28

Interest expense including amortization of debt discount and deferred financing costs	$82	$—	$82
Gain on extinguishment of debt	4	—	4
Other income, net	3	—	3
Loss before income taxes			$(47)

For the six months ended June 30, 2025	Local Media	Corporate	Consolidated
Revenue	$1,373	$—	$1,373
Media programming and production expenses	770	—	770
Media selling, general and administrative expenses	332	—	332
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	110	—	110
Amortization of program costs	36	—	36
Corporate general and administrative expenses	64	—	64
(Gain) loss on asset dispositions and other, net	(20)	37	17
Other segment items (a)	4	—	4
Operating income (loss)	$77	$(37)	$40

Interest expense including amortization of debt discount and deferred financing costs	$226	$—	$226
Gain on extinguishment of debt	6	—	6
Other income, net	6	—	6
Loss before income taxes			$(174)

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2024	Local Media	Corporate	Consolidated
Revenue	$750	$—	$750
Media programming and production expenses	382	—	382
Media selling, general and administrative expenses	178	—	178
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	—	58
Amortization of program costs	18	—	18
Corporate general and administrative expenses	29	6	35
Other segment items (a)	2	—	2
Operating income (loss)	$83	$(6)	$77

Interest expense including amortization of debt discount and deferred financing costs	$76	$—	$76
Other income, net	2	—	2
Income before income taxes			$3

For the six months ended June 30, 2024	Local Media	Corporate	Consolidated
Revenue	$1,477	$—	$1,477
Media programming and production expenses	765	—	765
Media selling, general and administrative expenses	361	—	361
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	116	—	116
Amortization of program costs	37	—	37
Corporate general and administrative expenses	70	6	76
Other segment items (a)	4	—	4
Operating income (loss)	$124	$(6)	$118

Interest expense including amortization of debt discount and deferred financing costs	$152	$—	$152
Gain on extinguishment of debt	1	—	1
Other income, net	33	—	33
Income before income taxes			$—

(a)Other segment items relate primarily to non-media expenses.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG’s consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$17	$18
Other current assets	1	3
Total current assets	18	21

Property and equipment, net	7	8
Goodwill and indefinite-lived intangible assets	15	15
Definite-lived intangible assets, net	21	26
Total assets	$61	$70

LIABILITIES
Current liabilities:
Other current liabilities	$5	$13

Notes payable, finance leases and commercial bank financing, less current portion	4	5
Other long-term liabilities	3	3
Total liabilities	$12	$21

The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $127 million as of June 30, 2025 and $128 million as of December 31, 2024, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2025, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of variable interest entities and guarantees of third-party obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

Leases. Certain assets used by SBG and SBG’s operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $1 million and $3 million for the three and six months ended June 30, 2025, respectively, and $1 million and $3 million for the three and six months ended June 30, 2024, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of $0.2 million for the six months ended June 30, 2025 and less than $0.1 million for both the three and six months ended June 30, 2024.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. STG has entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, SBG recorded revenue of less than $0.1 million for both the three and six months ended June 30, 2025.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $71 million and $69 million as of June 30, 2025 and December 31, 2024, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2025 and December 31, 2024, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and has a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $3 million and $6 million for the three and six months ended June 30, 2025, respectively, and $3 million and $6 million for the three and six months ended June 30, 2024, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between August 2025 and April 2030 and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenues of the stations are reported in SBG’s consolidated statements of operations. SBG’s consolidated revenues include $31 million and $65 million for the three and six months ended June 30, 2025, respectively, and $34 million and $68 million for the three and six months ended June 30, 2024, respectively, related to the Cunningham Stations.

SBG has an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA that expires in December 2025. Under the agreement, Cunningham paid SBG an initial fee of $1 million and pays SBG $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, SBG has an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 3% on each anniversary and expires in November 2025.

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, under these agreements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
WG Communications Group

The wife of Robert Weisbord, SBG’s Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). SBG received revenue from advertisers represented by WGC of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and made payments to WGC of less than $0.1 million for all of the three and six months ended June 30, 2025 and 2024.

Sinclair, Inc.

Sinclair is the sole member of SBG.

SBG recorded revenue of $3 million and $6 million for the three and six months ended June 30, 2025, respectively, and $3 million and $5 million for the three and six months ended June 30, 2024, respectively, related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $5 million and $9 million for the three and six months ended June 30, 2025, respectively, and $3 million and $5 million for the three and six months ended June 30, 2024, respectively, related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made net cash distributions of $36 million and $82 million to Sinclair, and certain of its direct and indirect subsidiaries, for the three and six months ended June 30, 2025, respectively. SBG received net cash payments of $57 million and $72 million from Sinclair, and certain of its direct and indirect subsidiaries, for the three and six months ended June 30, 2024, respectively.

As of both June 30, 2025 and December 31, 2024, SBG had a payable to Sinclair, and certain of its direct and indirect subsidiaries, of $3 million, included within other current liabilities in SBG’s consolidated balance sheets.

Employees

Jason Smith, an employee of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Jason Smith received total compensation of $0.3 million for both the three months ended June 30, 2025 and 2024 and $0.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively, consisting of salary and bonus, and was granted 159,607 and 37,566 shares of restricted stock, vesting over two years, for the six months ended June 30, 2025 and 2024, respectively, and 500,000 stock appreciation rights, vesting over two years, for the six months ended June 30, 2024.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Ethan White received total compensation of $0.1 million for both the three months ended June 30, 2025 and 2024 and $0.1 million for both the six months ended June 30, 2025 and 2024, consisting of salary, and was granted 3,244 and 1,503 shares of restricted stock, vesting over two years, for the six months ended June 30, 2025 and 2024, respectively.

Ryan McCoy, an employee of SBG, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended June 30, 2025 and 2024 and $0.1 million for both the six months ended June 30, 2025 and 2024, consisting of salary.

Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended June 30, 2025 and 2024 and $0.1 million for both the six months ended June 30, 2025 and 2024, consisting of salary, and was granted 285 shares of restricted stock, vesting over two years, for the six months ended June 30, 2025.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG’s Board of Managers; Robert Smith, a member of SBG’s Board of Managers; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended June 30, 2025 and 2024 and $0.4 million for both the six months ended June 30, 2025 and 2024, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended June 30, 2025 and 2024 and $0.4 million for both the six months ended June 30, 2025 and 2024, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of SBG’s financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2025		As of December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$200	N/A	$253

Level 2:
Interest rate swap (a)	N/A	1	N/A	1
STG (b):
9.750% Second Lien Senior Secured Notes due 2033 (c)	$432	462	$—	—
8.125% First-Out First Lien Secured Notes due 2033 (c)	1,430	1,449	—	—
5.500% Senior Notes due 2030	485	394	485	328
5.125% Senior Notes due 2027 (c)	89	86	274	249
4.375% Second-Out First Lien Secured Notes due 2032 (c)	238	168	—	—
4.125% Senior Secured Notes due 2030 (c)	—	—	737	546
4.125% Unsecured Notes due 2030 (c)	4	3	—	—
Term Loan B-2, due September 30, 2026 (c)	—	—	1,175	1,160
Term Loan B-3, due April 1, 2028 (c)	3	2	714	575
Term Loan B-4, due April 21, 2029 (c)	—	—	731	589
Term Loan B-6, due December 31, 2029 (c)	710	607	—	—
Term Loan B-7, due December 31, 2030 (c)	729	624	—	—
Debt of variable interest entities (b)	6	6	7	7

N/A - Not applicable

(a)The fair value of the interest rate swap was an asset as of both June 30, 2025 and December 31, 2024. For further information, see Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(b)Amounts are carried in SBG’s consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $58 million and $36 million as of June 30, 2025 and December 31, 2024, respectively.
(c)STG completed a series of financing transactions, including a new money financing and debt recapitalization, during the six months ended June 30, 2025. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

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

Summary of Significant Events — financial events during the three months ended June 30, 2025 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair’s and SBG’s revenues and expenses for the three and six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources — a discussion of Sinclair’s and SBG’s primary sources of liquidity and an analysis of Sinclair’s and SBG’s cash flows from or used in operating activities, investing activities, and financing activities during the three and six months ended June 30, 2025.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
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
•In April 2025, Tennis Channel and the International Tennis Federation announced a multi-year extension of their long-running partnership with the Billie Jean King Cup by GainbridgeTM and Davis Cup, the World Cup of Tennis events for women and men, respectively.
•In June 2025, WTA Ventures (Womens Tennis Association) and Tennis Channel announced a new six-year media rights deal ensuring that Tennis Channel platforms will continue to be the exclusive home of WTA tennis in the United States through 2032.
•In June, SBG launched two local sports podcasts: "The Script", a podcast on the Ohio State Buckeyes with former Ohio State stars Cardale Jones and Chris “Beanie” Wells, along with ABC6/FOX28 Sports Director Dave Holmes; and "The Dynasty", a podcast on the Alabama Crimson Tide with former Alabama stars AJ McCarron and Trent Richardson, along with Chris Stewart, the voice of Alabama football.

Corporate Social Responsibility Practices
•To date in 2025, SBG’s newsrooms have won a total of 208 journalism awards, including 25 RTDNA regional Edward R. Murrow Awards.
•In April 2025, Sinclair held its third annual Sinclair Day of Service, whereby all employees were encouraged to volunteer that day for charitable causes. Over 1,300 employees volunteered a total of more than 3,600 hours that day.
•In July 2025, Sinclair Cares ran two campaigns, one raising nearly $200,000 in support of Texas Flood relief and another partnering with the American Cancer Society to raise awareness and support free rides to medical treatments.

NextGen Broadcast (ATSC 3.0)
•In July 2025, SBG launched WKOF in Syracuse, New York as an ATSC 3.0 lighthouse, marking the first time a television license was initiated under the NextGen Broadcast (ATSC 3.0) standard.

Transactions
•In June 2025, SBG purchased the broadcast assets of WSJV in South Bend-Elkhart, IN from Gray Television, Inc. ("Gray"), and sold the broadcast assets of WHOI in Peoria/Bloomington, IL to Gray.
•In June 2025, SBG acquired the license assets of KXVO in Omaha, NE, from Mitts Telecasting Company. SBG previously oversaw operations of the station under a LMA.

•In June 2025, Sinclair’s digital market agency rebranded under the Digital Remedy brand.
•In July 2025, SBG sold four owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA).
•In August 2025, SBG acquired the license assets of WOLF in Hazleton, PA and WGFL in High Springs, FL from New Age Media, LLC. The Company previously oversaw the operations of the stations under MSAs.
•In August 2025, SBG acquired the license assets of KMEG in Sioux City, IA from Waitt Broadcasting. The Company previously oversaw the operations of the stations under a JSAs.

Financing, Capital Allocation, and Shareholder Returns
•In May 2025, Sinclair declared a quarterly dividend of $0.25 per share. In August 2025, Sinclair declared a quarterly dividend of $0.25 per share.
•In the second quarter of 2025, STG repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. The 5.125% Senior Notes due 2027 acquired in the second quarter of 2025 were canceled immediately following their acquisition.

Other Events
•In June 2025, Sinclair announced the appointment of Conrad Clemson as Chief Executive Officer of EdgeBeam Wireless, Sinclair’s NextGen Broadcast Joint Venture with industry peers.
•In July 2025, Sinclair announced the appointment of Narinder Sahai as Executive Vice President and Chief Financial Officer, effective immediately.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. As of June 30, 2025, we had two reportable segments for accounting purposes, local media and tennis.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Media revenues	$777	$819	$1,547	$1,611
Non-media revenues	7	10	13	16
Total revenues	784	829	1,560	1,627
Media programming and production expenses	420	425	838	833
Media selling, general and administrative expenses	200	194	392	390
Depreciation and amortization expenses	59	63	121	126
Amortization of program costs	17	18	36	37
Non-media expenses	13	13	24	25
Corporate general and administrative expenses	45	50	97	108
Loss on asset dispositions and other, net	9	2	17	2
Operating income	$21	$64	$35	$106
Net (loss) income attributable to Sinclair	$(64)	$17	$(220)	$40

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2025	2024		2025	2024
Revenue:
Distribution revenue	$380	$384	(1)%	$775	$768	1%
Core advertising revenue	272	285	(5)%	543	569	(5)%
Political advertising revenue	6	40	(85)%	12	64	(81)%
Other media revenues	21	41	(49)%	43	76	(43)%
Media revenues (a)	$679	$750	(9)%	$1,373	$1,477	(7)%

Operating Expenses:
Media programming and production expenses	$380	$382	(1)%	$770	$765	1%
Media selling, general and administrative expenses (b)	162	178	(9)%	332	361	(8)%
Depreciation and amortization expenses	54	58	(7)%	110	116	(5)%
Amortization of program costs	17	18	(6)%	36	37	(3)%
Corporate general and administrative expenses	27	29	(7)%	64	70	(9)%
Non-media expenses	2	2	—%	4	4	—%
Gain on asset dispositions and other, net	(28)	—	n/m	(20)	—	n/m
Operating income	$65	$83	(22)%	$77	$124	(38)%
Interest expense including amortization of debt discount and deferred financing costs	$82	$76	8%	$226	$152	49%
Gain on extinguishment of debt	$4	$—	n/m	$6	$1	n/m
Other income, net	$3	$2	50%	$6	$33	(82)%

n/m - not meaningful
(a)Includes $3 million and $6 million for the three and six months ended June 30, 2025, respectively, and $3 million and $5 million for the three and six months ended June 30, 2024, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $5 million and $9 million for the three and six months ended June 30, 2025, respectively, and $3 million and $5 million for the three and six months ended June 30, 2024, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, decreased $4 million or 1% for the three months ended June 30, 2025, when compared to the same period in 2024. Subscriber decreases impacted period-over-period distribution revenue by low-teen percentages for the three months ended June 30, 2025, partially offset by favorable contractual rate increases by low-teen percentages. Distribution revenue increased $7 million or 1% for the six months ended June 30, 2025, when compared to the same period in 2024. Contractual rate increases favorably impacted period-over-period distribution revenue by low-teen percentages for the six months ended June 30, 2025, which was offset by a decrease in subscribers by low-teen percentages for the period.

Core advertising revenue. Core advertising revenue decreased $13 million and $26 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue decreased $34 million and $52 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to 2025 being an off-year election cycle, and therefore having only a small number of political races and correspondingly less political advertising spending compared to 2024 which was a presidential political year.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other media revenues. Other media revenues decreased $20 million and $33 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease related to certain services provided under management services agreements.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Syndicated/Other programming	41%	41%	40%	39%
Local news	31%	32%	29%	30%
Network programming (a)	17%	17%	16%	17%
Sports programming (a)	8%	6%	12%	10%
Paid programming	3%	4%	3%	4%

(a)Sports programming includes both local and network sports programming. Network programming is exclusive of any network sports programming.

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels	2025	2024	2025	2024
ABC	40	31%	31%	29%	29%
FOX	55	19%	21%	22%	21%
CBS	31	20%	19%	20%	21%
NBC	24	14%	14%	13%	13%
CW	46	5%	5%	5%	5%
MNT	39	3%	4%	3%	4%
Other	411	8%	6%	8%	7%
Total	646
Expenses

Media programming and production expenses. Media programming and production expenses decreased $2 million for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to a decrease in litigation and consulting expenses of $6 million, of which, the litigation item related to the reversal of approximately $3 million previously expensed as a result of the FCC consent decree that is further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements, which were offset by an increase in fees pursuant to network affiliation agreements and other programming contracts of $4 million as a result of increased contractual rates. Media programming and production expenses increased $5 million for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to an increase in fees pursuant to network affiliation agreements and other programming contracts of $8 million as a result of increased contractual rates, which was offset by a decrease in litigation related expenses of $3 million as a result of the reversal of amounts previously expensed related to the FCC consent decree that is further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements.

SINCLAIR, INC. RESULTS OF OPERATIONS
Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $16 million for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to the FCC consent decree entered into in June 2025 which resulted in a reversal of $10 million previously expensed, as further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements, a $3 million decrease in employee compensation cost, and a $2 million decrease in national sales commissions. Media selling, general and administrative expenses decreased $29 million for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to a $10 million decrease related to the FCC consent decree, as further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements, a $9 million decrease in trade related expenses, a $6 million decrease in employee compensation cost, and a $3 million decrease in national sales commissions.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net. During the three and six months ended June 30, 2025, we recognized $30 million and $39 million, respectively, of proceeds related to our cyber and directors and officers insurance policies. During the six months ended June 30, 2025, we recognized an estimated loss expected to be recognized upon closing of the stations sale of approximately $17 million. See Business Combinations and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased $6 million and $74 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to the Transactions, as described in Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements. Included in interest expense for the six months ended June 30, 2025 is $68 million of one-time financing costs that will not recur in future periods.

Gain on extinguishment of debt. During the three months ended June 30, 2025, we repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million and recognized a gain on extinguishment of $4 million for both the three and six months ended June 30, 2025. For the six months ended June 30, 2025, in connection with the Transactions, we recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements.

Other income, net. During the six months ended June 30, 2024, we recognized a $26 million gain related to the sale of certain broadcast related assets and $8 million in interest income.

SINCLAIR, INC. RESULTS OF OPERATIONS
Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2025	2024		2025	2024
Revenue:
Distribution revenue	$54	$51	6%	$110	$103	7%
Core advertising revenue	13	14	(7)%	24	24	—%
Other media revenues	1	2	(50)%	2	3	(33)%
Media revenues	$68	$67	1%	$136	$130	5%

Operating Expenses:
Media programming and production expenses	$39	$43	(9)%	$66	$68	(3)%
Media selling, general and administrative expenses (a)	15	17	(12)%	33	29	14%
Depreciation and amortization expenses	5	6	(17)%	10	11	(9)%
Corporate general and administrative expenses	1	—	n/m	1	1	—%
Operating income	$8	$1	n/m	$26	$21	24%

n/m - not meaningful
(a)Includes $3 million and $6 million for the three and six months ended June 30, 2025, respectively, and $3 million and $5 million for the three and six months ended June 30, 2024, respectively, of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for the right to distribute Tennis Channel, increased $3 million or 6% for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to high-teen percentage increases in contractual rates for the three months ended June 30, 2025 and a high single-digit percentage increase in direct-to-consumer (“DTC”) subscriptions, partially offset by a decrease in subscribers by mid-teen percentages for the period. Distribution revenue increased $7 million or 7% for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to low double-digit percentage increases in contractual rates for the six months ended June 30, 2025 and a high single-digit percentage increase in DTC subscriptions, partially offset by a decrease in subscribers by low double-digit percentages for the period.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue decreased $1 million for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to shifts in the 2025 tournament calendar compared to the 2024 tournament calendar. Core advertising revenue remained flat for the six months ended June 30, 2025, when compared to the same period in 2024.

Expenses

Media programming and production expenses. Media programming and production expenses decreased $4 million and $2 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease in tournament production costs primarily related to a shift in the 2025 tournament calendar.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $4 million for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to an increase in costs associated with the launch of the DTC platform.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other

The following table sets forth our revenues and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2025	2024		2025	2024
Revenue:
Media revenues (a)	$38	$9	n/m	$53	$15	n/m
Non-media revenues (b)	$8	$11	(27)%	$14	$20	(30)%

Operating Expenses:
Media expenses	$32	$5	n/m	$44	$10	n/m
Non-media expenses (c)	$12	$12	—%	$21	$24	(13)%
Operating income (loss)	$1	$—	n/m	$—	$(3)	n/m
Income (loss) from equity method investments	$—	$78	n/m	$(5)	$93	n/m
Other expense, net	$(24)	$(43)	(44)%	$(93)	$(37)	n/m

n/m - not meaningful
(a)Media revenues for the three and six months ended June 30, 2025 include $5 million and $9 million, respectively, and for the three and six months ended June 30, 2024 include $3 million and $5 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for both the three and six months ended June 30, 2025 include $1 million and for the three and six months ended June 30, 2024 include $1 million and $4 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Non-media expenses for both the three and six months ended June 30, 2025 include $1 million and for the three and six months ended June 30, 2024 include $1 million and $3 million, respectively, of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenues increased $29 million and $38 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to an increase in advertising revenue related to the acquisition of Digital Remedy, as discussed in Business Combinations and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media revenues decreased $3 million and $6 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease in broadcast equipment sales.

Expenses. Media expenses increased $27 million and $34 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to an increase in selling, general and administrative expenses related to the acquisition of Digital Remedy, as discussed in Business Combinations and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media expenses remained flat for the three months ended June 30, 2025 and decreased $3 million for the six months ended June 30, 2025, when compared to the same periods in 2024, primarily due to a decrease in expenses associated with lower broadcast equipment sales and a decrease in expenses related to our technical services business.

Income (loss) from equity method investments. During the three and six months ended June 30, 2024, we recognized gains of $78 million and $93 million, respectively, primarily related to the sales of certain of our investments, which is included in (loss) income from equity method investments in our consolidated statements of operations.

Other expense, net. During the three months ended June 30, 2025 and 2024, we recognized fair value adjustment losses of $30 million and $45 million, respectively, associated with investments measured at fair value and NAV. During the six months ended June 30, 2025 and 2024, we recognized fair value adjustment losses of $103 million and $43 million, respectively, associated with investments measured at fair value and NAV.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2025	2024		2025	2024
Corporate general and administrative expenses	$45	$50	(10)%	$97	$108	(10)%
Loss on asset dispositions and other, net	$9	$2	n/m	$17	$2	n/m
Income tax benefit (provision)	$14	$(5)	n/m	$60	$(1)	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased $5 million and $11 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements and a decrease in employee compensation cost for the six months ended June 30, 2025.

Loss on asset dispositions and other, net. During the three months ended June 30, 2025, we recognized a loss of $37 million related to the Marquee guarantee as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements offset by gains of $30 million related to proceeds from our cyber and directors and officers insurance policies, which are further discussed in Local Media Segment under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the six months ended June 30, 2025 we recognized an estimated loss of $17 million related to our station sales and a loss of $37 million related to the Marquee guarantee as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements, which was partially offset by gains of $39 million related to proceeds from our cyber and directors and officers insurance policies.

Income tax benefit (provision). The effective tax rate for the three months ended June 30, 2025 was a benefit of 18.9% as compared to a provision of 19.0% during the same period in 2024. The change from provision to benefit is primarily due to a book loss in 2025 compared to book income in 2024.

The effective tax rate for the six months ended June 30, 2025 was a benefit of 21.8% as compared to a provision of 1.7% during the same period in 2024. The increase in the effective tax rate for the six months ended June 30, 2025, as compared to the same period in 2024, is primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims in 2024.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. As of June 30, 2025, SBG had one reportable segment for accounting purposes, local media.

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

Operating Data

The following table sets forth SBG’s consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total media revenues	$679	$750	$1,373	$1,477
Media programming and production expenses	380	382	770	765
Media selling, general and administrative expenses	162	178	332	361
Depreciation and amortization expenses	54	58	110	116
Amortization of program costs	17	18	36	37
Non-media expenses	2	2	4	4
Corporate general and administrative expenses	27	35	64	76
Loss on asset dispositions and other, net	9	—	17	—
Operating income	$28	$77	$40	$118
Net (loss) income attributable to SBG	$(41)	$2	$(143)	$7

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.’s Results of Operations for a discussion of SBG’s local media segment, which is the same as Sinclair’s local media segment for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, the unrestricted subsidiaries (as defined in the New Credit Agreement, “Unrestricted Subsidiaries”) represented 0% of SBG’s total assets. For both the three and six months ended June 30, 2025, the Unrestricted Subsidiaries represented 0% of SBG’s total revenues. For the three and six months ended June 30, 2025, the Unrestricted Subsidiaries decreased SBG’s total operating income by 8% and 11%, respectively.

As of June 30, 2025 and for the three and six months ended June 30, 2025 there were no restricted subsidiaries that were non-guarantors (as defined in the New Credit Agreement) of SBG.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents SBG’s corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2025	2024		2025	2024
Corporate general and administrative expenses	$27	$35	(23)%	$64	$76	(16)%
Loss on asset dispositions and other, net	$9	$—	n/m	$17	$—	n/m
Income tax benefit	$8	$1	n/m	$34	$10	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased by $8 million and $12 million for the three months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 4. Commitments and Contingencies within SBG’s Consolidated Financial Statements and a decrease in employee compensation cost for the six months ended June 30, 2025.

Loss on asset dispositions and other, net. During the three months ended June 30, 2025, SBG recognized a loss of $37 million related to the Marquee guarantee as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements offset by gains of $30 million related to proceeds from our cyber and directors and officers insurance policies, which are further discussed in Local Media Segment under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Sinclair, Inc.’s Results of Operations. During the six months ended June 30, 2025 we recognized an estimated loss of $17 million related to our station sales and a loss of $37 million related to the Marquee guarantee as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements, which was partially offset by gains of $39 million related to proceeds from our cyber and directors and officers insurance policies, which are further discussed in Local Media Segment under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Sinclair, Inc.’s Results of Operations.

Income tax benefit. The effective tax rate for the three months ended June 30, 2025 was a benefit of 17.9% as compared to a benefit of 38.5% during the same period in 2024. The decrease in the effective tax rate for the three months ended June 30, 2025, as compared to the same period in 2024, is primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims.

The effective tax rate for the six months ended June 30, 2025 was a benefit of 19.5% as compared to a benefit of 1717.7% during the same period in 2024. The decrease in the effective tax rate for the six months ended June 30, 2025, as compared to the same period in 2024, is primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims in 2024.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of June 30, 2025, Sinclair had net working capital of approximately $687 million, including $616 million in cash and cash equivalent balances, and $650 million of available borrowing capacity, including $575 million under the New Credit Agreement and $75 million under the Amended Credit Agreement. Cash on hand, cash generated by Sinclair’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement are used as Sinclair’s primary sources of liquidity.

As of June 30, 2025, SBG had net working capital of approximately $273 million, including $224 million in cash and cash equivalent balances, and $650 million of available borrowing capacity, including $575 million under the New Credit Agreement and $75 million under the Amended Credit Agreement. Cash on hand, cash generated by SBG’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement are used as SBG’s primary sources of liquidity.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of June 30, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of June 30, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2025.

During the six months ended June 30, 2025, STG completed the Transactions, including a new money financing and debt recapitalization, which strengthened the Company’s balance sheet and better positioned it for long-term growth. STG’s nearest term maturity, Term Loan B-2 due 2026, was repaid with proceeds from the issuance of a new first-out first lien secured bond, along with the extension of maturities of other debt tranches, which significantly extended STG’s maturity profile. See Credit Agreements and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements and Credit Agreements and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements, for further information.

During the three months ended June 30, 2025, STG repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. The 5.125% Senior Notes due 2027 acquired in April 2025 were canceled immediately following their acquisition.

During the six months ended June 30, 2025, Sinclair entered into agreements which increased estimated contractual amounts owed for tennis programming rights by $163 million which have terms that extend into 2032. There were no other material changes to Sinclair’s or SBG’s contractual cash obligations as of June 30, 2025.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement will be sufficient to satisfy the local media segment’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from SBG, the tennis segment, and other’s operations will be sufficient to satisfy SBG, the tennis segment, and other’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, other geopolitical matters, natural disasters, pandemics, and potential tariffs and trade restrictions and their resulting effect on the economy, Sinclair’s and SBG’s advertisers, and Sinclair’s and SBG’s Distributors and their subscribers, could affect Sinclair’s and SBG’s liquidity and first-out first lien leverage ratio which could affect Sinclair’s and SBG’s ability to access the full borrowing capacity under the New Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt (including, for example, an accounts receivable securitization facility), the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair’s cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash flows from (used in) operating activities	$122	$(306)	$127	$(310)

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(17)	$(23)	$(33)	$(44)
Acquisition of businesses, net of cash acquired	—	—	(25)	—
Purchases of investments	(12)	(29)	(20)	(32)
Distributions and proceeds from investments	6	107	13	184
Other, net	—	1	—	2
Net cash flows (used in) from investing activities	$(23)	$56	$(65)	$110

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$1,430	$—
Repayments of notes payable, commercial bank financing, and finance leases	(83)	(9)	$(1,414)	$(43)
Debt issuance costs	(11)	—	(110)	—
Dividends paid on Class A and Class B Common Stock	(17)	(17)	(34)	(33)
Distributions to noncontrolling interests	(3)	(3)	(6)	(5)
Other, net	—	2	(9)	(3)
Net cash flows used in financing activities	$(114)	$(27)	$(143)	$(84)

Operating Activities

Net cash flows from Sinclair’s operating activities increased for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to an increase in cash collections from Distributors, the DSG settlement payment that occurred in the prior period, and a decrease in production costs, partially offset by a decrease in cash collections related to political revenue and an increase in overhead costs. Net cash flows from Sinclair’s operating activities increased for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to an increase in cash collections from Distributors and the DSG settlement payment that occurred in the prior period, partially offset by a decrease in cash collections related to political revenue and an increase in production and overhead costs.

Investing Activities

Net cash flows used in Sinclair’s investing activities increased for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to a decrease in distributions and proceeds from investments. Net cash flows used in Sinclair’s investing activities increased for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to a decrease in the distributions and proceeds from investments and the acquisition of Digital Remedy in the first quarter of 2025.

Financing Activities

Net cash flows used in Sinclair’s financing activities increased for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to the repurchase of the 5.125% Senior Notes due 2027 during the current period. Net cash flows used in Sinclair’s financing activities increased for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to the Transactions during the first quarter of 2025 and the repurchase of the 5.125% Senior Notes due 2027 during the second quarter of 2025. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements for further information related to the Transactions.

Sinclair declared a quarterly dividend of $0.25 per share in May 2025 and $0.25 per share in August 2025. Future dividends on Sinclair’s shares of common stock, if any, will be at the discretion of Sinclair’s Board of Directors and will depend on several factors including Sinclair’s results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that Sinclair’s Board of Directors may deem relevant.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG’s cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash flows from (used in) operating activities	$79	$(329)	$113	$(312)

Cash flows used in investing activities:
Acquisition of property and equipment	$(18)	$(22)	$(33)	$(44)
Purchases of investments	(1)	(2)	(1)	(2)
Distributions and proceeds from investments	—	—	—	26
Other, net	—	1	—	2
Net cash flows used in investing activities	$(19)	$(23)	$(34)	$(18)

Cash flows (used in) from financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$1,430	$—
Repayments of notes payable, commercial bank financing, and finance leases	(83)	(9)	$(1,414)	$(43)
Debt issuance costs	(11)	—	(110)	—
Distributions to noncontrolling interests	(3)	(3)	(5)	(5)
(Distributions to) contributions from member, net	(16)	79	(47)	111
Net cash flows (used in) from financing activities	$(113)	$67	$(146)	$63

Operating Activities

Net cash flows from SBG’s operating activities increased for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to an increase in cash collections from Distributors, the DSG settlement payment that occurred in the prior period, and a decrease in production and overhead costs, partially offset by a decrease in cash collections related to political revenue. Net cash flows from SBG’s operating activities increased for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to an increase in cash collections from Distributors, the DSG settlement payment that occurred in the prior period, and a decrease in overhead costs, partially offset by a decrease in cash collections related to political revenue and an increase in production costs.

Investing Activities

Net cash flows used in SBG’s investing activities decreased for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to a decrease in the acquisition of property and equipment in the current period. Net cash flows used in SBG’s investing activities increased for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to a decrease in distributions and proceeds from the sale of broadcast investments, partially offset by a decrease in the acquisition of property and equipment in the current period.

Financing Activities

Net cash flows used in SBG’s financing activities increased for the three months ended June 30, 2025, when compared to the same period in 2024, primarily due to the repurchase of the 5.125% Senior Notes due 2027 during the current period. Net cash flows used in SBG’s financing activities increased for the six months ended June 30, 2025, when compared to the same period in 2024, primarily due to the Transactions during the first quarter of 2025, the repurchase of the 5.125% Senior Notes due 2027 during the second quarter of 2025, and an increase in distributions to member, net. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements for further information related to the Transactions.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair’s and SBG’s management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of June 30, 2025.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of June 30, 2025, each of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair’s and SBG’s disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair’s or SBG’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2025, none of Sinclair’s or SBG’s directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1†	Articles of Amendment and Restatement of Sinclair, Inc., effective June 1, 2023, as amended by the Amendment to the Articles of Amendment and Restatement of Sinclair, Inc., effective June 6, 2025.
10.1†	Employment agreement among Sinclair, Inc., Sinclair Broadcast Group, LLC, and Narinder Sahai dated July 7, 2025.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.4	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.3**
Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

32.4**
Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).

99.1†	Stockholders’ Agreement dated as of March 3, 2025 by and among the Smith Brothers.
101†	The Company’s Consolidated Financial Statements and related Notes for the quarter ended June 30, 2025 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2025.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)