Form 10-Q
period 2025-09-30
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2025-11-07
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 45,908,531 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,775,056 shares of Sinclair, Inc. Class B Common Stock outstanding.

GENERAL

This combined report on Form 10-Q is filed by both Sinclair, Inc. (“Sinclair”) and Sinclair Broadcast Group, LLC (“SBG”). Certain information contained in this document relating to SBG is filed by Sinclair and separately by SBG. SBG makes no representation as to information relating to Sinclair or its subsidiaries, except as it may relate to SBG and its subsidiaries. References in this report to “we,” “us,” “our,” the “Company,” and similar terms refer to Sinclair and its consolidated subsidiaries, including SBG, unless context indicates otherwise. SBG is a voluntary filer and files reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as a means of compliance with reporting covenants in various debt instruments of Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of SBG.

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
•multi-channel video programming distributors (“MVPD”) and virtual MVPDs (“vMVPD,” and together with MVPDs, “Distributors”) subscriber churn due to the impact of technological changes, the proliferation of over-the-top (“OTT”) direct-to-consumer platforms, the loss of key entertainment and sports programming previously exclusively available to subscribers, and economic conditions on consumers’ desire to pay for subscription services;
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
•the lack of our ability to negotiate directly with vMVPDs for the distribution of much of our content;
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
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television’s ability to compete effectively (including regulations relating to joint sales agreements (“JSA”), shared services agreements (“SSA”), local marketing agreements (“LMA”), the national ownership cap, and the UHF discount), arbitrary enforcement by the FCC including indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
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
•geopolitical conditions, including the war in Ukraine, conflicts in the Middle East, potential tariffs and international trade sanctions, could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact the operations of us, our customers, our vendors, and our Distributors;
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

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.
 SINCLAIR BROADCAST GROUP, LLC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$526	$697
Accounts receivable, net of allowance for doubtful accounts of $5 and $6, respectively	633	637
Income taxes receivable	—	5
Prepaid expenses and other current assets	180	146
Total current assets	1,339	1,485
Property and equipment, net	662	705
Operating lease assets	115	123
Goodwill	2,086	2,082
Indefinite-lived intangible assets	149	150
Customer relationships, net	285	302
Other definite-lived intangible assets, net	285	328
Other assets	646	710
Total assets (a)	$5,567	$5,885

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$459	$416
Income taxes payable	1	—
Current portion of notes payable, finance leases, and commercial bank financing	25	38
Current portion of operating lease liabilities	24	22
Current portion of program contracts payable	81	69
Other current liabilities	76	60
Total current liabilities	666	605
Notes payable, finance leases, and commercial bank financing, less current portion	4,076	4,091
Operating lease liabilities, less current portion	118	130
Program contracts payable, less current portion	11	13
Deferred tax liabilities	236	335
Other long-term liabilities	184	195
Total liabilities (a)	5,291	5,369
Commitments and contingencies (See Note 4)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 45,860,802 and 42,642,126 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,775,056 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	608	570
(Accumulated deficit) retained earnings	(263)	10
Accumulated other comprehensive income	1	2
Total Sinclair shareholders’ equity	347	583
Noncontrolling interests	(71)	(67)
Total equity	276	516
Total liabilities and equity	$5,567	$5,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of September 30, 2025 and December 31, 2024 include total assets of variable interest entities (“VIE”) of $78 million and $70 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of September 30, 2025 and December 31, 2024 include total liabilities of VIEs of $9 million and $16 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 7. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
Media revenue	$765	$908	$2,312	$2,519
Non-media revenue	8	9	21	25
Total revenue	773	917	2,333	2,544

OPERATING EXPENSES:
Media programming and production expenses	413	414	1,251	1,247
Media selling, general and administrative expenses	203	201	595	591
Amortization of program costs	21	18	57	55
Non-media expenses	12	14	36	39
Depreciation of property and equipment	25	26	75	76
Corporate general and administrative expenses	40	41	137	149
Amortization of definite-lived intangible assets	37	37	108	113
Gain on asset dispositions and other, net	(36)	(13)	(19)	(11)
Total operating expenses	715	738	2,240	2,259
Operating income	58	179	93	285

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(85)	(78)	(311)	(230)
Gain on extinguishment of debt	—	—	6	1
(Loss) income from equity method investments	(2)	—	(9)	92
Other income (expense), net	29	24	(55)	22
Total other expense, net	(58)	(54)	(369)	(115)
Income (loss) before income taxes	—	125	(276)	170
INCOME TAX BENEFIT (PROVISION)	1	(29)	61	(30)
NET INCOME (LOSS)	1	96	(215)	140
Net income attributable to the noncontrolling interests	(2)	(2)	(6)	(6)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR	$(1)	$94	$(221)	$134

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$(0.02)	$1.43	$(3.20)	$2.06
Diluted earnings per share	$(0.02)	$1.43	$(3.20)	$2.05
Basic weighted average common shares outstanding (in thousands)	69,660	66,355	68,921	65,570
Diluted weighted average common and common equivalent shares outstanding (in thousands)	69,660	66,526	68,921	65,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1	$96	$(215)	$140
Unrealized loss on interest rate swap, net of tax	—	(8)	(1)	(3)
Comprehensive income (loss)	1	88	(216)	137
Comprehensive income attributable to the noncontrolling interests	(2)	(2)	(6)	(6)
Comprehensive (loss) income attributable to Sinclair	$(1)	$86	$(222)	$131

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

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2025
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, June 30, 2025	45,891,572	$1	23,775,056	$—	$603	$(244)	$1	$(68)	$293
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(18)	—	—	(18)
Class A Common Stock issued pursuant to employee benefit plans	(30,770)	—	—	—	5	—	—	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Acquisition of noncontrolling interests, net	—	—	—	—	—	—	—	(3)	(3)
Net (loss) income	—	—	—	—	—	(1)	—	2	1
BALANCE, September 30, 2025	45,860,802	$1	23,775,056	$—	$608	$(263)	$1	$(71)	$276

	Nine Months Ended September 30, 2025
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2024	42,642,126	$1	23,775,056	$—	$570	$10	$2	$(67)	$516
Dividends declared and paid on Class A and Class B Common Stock ($0.75 per share)	—	—	—	—	—	(52)	—	—	(52)
Class A Common Stock issued pursuant to employee benefit plans	3,218,676	—	—	—	39	—	—	—	39
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)
Acquisition of noncontrolling interests, net	—	—	—	—	(1)	—	—	(2)	(3)
Net (loss) income	—	—	—	—	—	(221)	—	6	(215)
BALANCE, September 30, 2025	45,860,802	$1	23,775,056	$—	$608	$(263)	$1	$(71)	$276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(215)	$140
Adjustments to reconcile net (loss) income to net cash flows from (used in) operating activities:
Amortization of definite-lived intangible and other assets	108	113
Depreciation of property and equipment	75	76
Amortization of program costs	57	55
Stock-based compensation	42	45
Deferred tax (benefit) provision	(98)	36
Loss (gain) on asset dispositions and other, net	26	(7)
Loss (income) from equity method investments	9	(92)
Loss from investments	83	5
Distributions from investments	4	3
Gain on extinguishment of debt	(6)	(1)
Debt issuance costs	68	—
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	12	(5)
(Increase) decrease in prepaid expenses and other current assets	(18)	10
Increase (decrease) in accounts payable and accrued and other current liabilities	12	(408)
Net change in net income taxes payable/receivable	1	(11)
Decrease in program contracts payable	(55)	(61)
Other, net	(14)	2
Net cash flows from (used in) operating activities	91	(100)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(55)	(61)
Acquisition of businesses, net of cash acquired	(25)	—
Purchases of investments	(26)	(41)
Distributions and proceeds from investments	13	185
Other, net	—	3
Net cash flows (used in) from investing activities	(93)	86

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	1,430	—
Repayments of notes payable, commercial bank financing, and finance leases	(1,420)	(52)
Dividends paid on Class A and Class B Common Stock	(52)	(49)
Debt issuance costs	(110)	—
Distributions to noncontrolling interests	(8)	(8)
Other, net	(9)	(3)
Net cash flows used in financing activities	(169)	(112)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(171)	(126)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	697	662
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$526	$536

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

For the quarter ended September 30, 2025, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 179 broadcast television stations in 81 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 646 channels as of September 30, 2025. For the purpose of this report, these 179 stations and 646 channels are referred to as “our” stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; TennisChannel 2, a 24-hour a day free ad-supported streaming television channel; and Tennis.com.

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses in the consolidated financial statements and in the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

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

We have determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods are included in accumulated other comprehensive income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in our consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in our consolidated statements of cash flows. See Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $7 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively. Leased assets obtained in exchange for new finance lease liabilities were $17 million for the nine months ended September 30, 2024. Non-cash investing activities included property and equipment purchases of $4 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively.

We received equity shares in investments valued at $21 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

We completed the acquisition and sale of certain television stations as described in Acquisitions and Station Disposals below for non-cash consideration of $32 million and $36 million, respectively, during both the three and nine months ended September 30, 2025.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2025	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$370	$52	$—	$—	$422
Core advertising revenue	269	14	38	(6)	315
Political advertising revenue	6	—	—	—	6
Other media, non-media, and intercompany revenue	22	1	10	(3)	30
Total revenue	$667	$67	$48	$(9)	$773

For the nine months ended September 30, 2025	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,145	$162	$—	$—	$1,307
Core advertising revenue	812	38	91	(18)	923
Political advertising revenue	18	—	—	—	18
Other media, non-media, and intercompany revenue	65	3	24	(7)	85
Total revenue	$2,040	$203	$115	$(25)	$2,333

For the three months ended September 30, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$383	$51	$—	$—	$434
Core advertising revenue	283	8	9	(5)	295
Political advertising revenue	138	—	—	—	138
Other media, non-media, and intercompany revenue	41	1	10	(2)	50
Total revenue	$845	$60	$19	$(7)	$917

For the nine months ended September 30, 2024	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,151	$154	$—	$—	$1,305
Core advertising revenue	852	32	24	(13)	895
Political advertising revenue	202	—	—	—	202
Other media, non-media, and intercompany revenue	117	4	30	(9)	142
Total revenue	$2,322	$190	$54	$(22)	$2,544

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $169 million and $170 million as of September 30, 2025 and December 31, 2024, respectively, of which $94 million and $112 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized for the nine months ended September 30, 2025 and 2024, included in the deferred revenue balance as of December 31, 2024 and 2023, was $49 million and $40 million, respectively.

For the three months ended September 30, 2025, two customers accounted for 11% and 10%, respectively, of our total revenue. For the nine months ended September 30, 2025, two customers accounted for 11% and 11%, respectively, of our total revenue. For the three months ended September 30, 2024, one customer accounted for 10% of our total revenue. For the nine months ended September 30, 2024, two customers accounted for 11% and 10%, respectively, of our total revenue. As of September 30, 2025, one customer accounted for 12% of our accounts receivable, net. As of December 31, 2024, four customers accounted for 11%, 11%, 10%, and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Acquisitions and Station Disposals

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

In July 2025, we sold our owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for consideration valued at $36 million. For the nine months ended September 30, 2025, we recorded a net loss of $8 million related to the sale, which is included within gain on asset dispositions and other, net within our consolidated statements of operations and our local media segment within Note 6. Segment Data.

In September 2025, we acquired the non-license assets of WLNE in Providence, RI for consideration valued at $32 million. The acquired assets and liabilities were recorded at fair value as of the closing date of the transaction. Based upon our preliminary purchase price allocation, we recorded $27 million of definite-lived intangible assets, $1 million of property and equipment, and $4 million of net working capital.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2025 and 2024 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

On July 4, 2025, the One Big, Beautiful Bill (“OBBB”) was enacted. The OBBB is a comprehensive tax reform package that includes several provisions which have, and will continue to, reduce our taxes paid in 2025. We do not expect the legislation to have a material impact on our financial statements.

Our effective income tax rate for the three months ended September 30, 2025 was greater than the statutory rate primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims. Our effective income tax rate for the nine months ended September 30, 2025 approximated the statutory rate. Our effective income tax rate for the three months ended September 30, 2024 was greater than the statutory rate primarily due to non-deductible expenses. Our effective income tax rate for the nine months ended September 30, 2024 was less than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims.

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

Subsequent Events

In November 2025, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on December 15, 2025, to holders of record at the close of business on December 1, 2025.

2.              OTHER ASSETS:

Other assets as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	As of September 30, 2025	As of December 31, 2024
Equity method investments	$26	$48
Other investments	330	382
Notes receivable	31	27
Income tax receivable	149	144
Post-retirement plan assets	51	47
Other	59	62
Total other assets	$646	$710

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

As of September 30, 2025 and December 31, 2024, we held $132 million and $228 million, respectively, in investments measured at fair value. As of September 30, 2025 and December 31, 2024, we held $144 million and $116 million, respectively, in investments measured at NAV. We recognized a fair value adjustment gain of $19 million and loss of $84 million for the three and nine months ended September 30, 2025, respectively, and a fair value adjustment gain of $15 million and loss of $28 million for the three and nine months ended September 30, 2024, respectively, associated with these investments, which are reflected in other income (expense), net in our consolidated statements of operations. As of September 30, 2025 and December 31, 2024, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $45 million and $60 million, respectively.

Investments accounted for utilizing the measurement alternative were $54 million and $38 million as of September 30, 2025 and December 31, 2024, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for any of the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. We recorded a $2 million impairment related to one investment for the nine months ended September 30, 2024, which is reflected in other income (expense), net in our consolidated statements of operations.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

For the nine months ended September 30, 2025, we recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

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

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of September 30, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of September 30, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2025.

During the second quarter of 2025, we repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. We recognized a gain on extinguishment of the 5.125% Senior Notes due 2027 of $4 million for the nine months ended September 30, 2025. In October 2025, we repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $89 million. The 5.125% Senior Notes due 2027 acquired were canceled immediately following their acquisition.

During the nine months ended September 30, 2024, we repurchased $27 million aggregate principal amount of Term Loan B-2 for consideration of $25 million. The portions of Term Loan B-2 purchased were canceled immediately following their acquisition. We recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the nine months ended September 30, 2024.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $3 million as of both September 30, 2025 and December 31, 2024. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finances leases to affiliates of $7 million and $9 million as of September 30, 2025 and December 31, 2024, respectively. See Note 8. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both September 30, 2025 and December 31, 2024, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both September 30, 2025 and December 31, 2024. We provide a guarantee of certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $455 million for the years 2025 through 2029. We accrued $15 million related to this obligation for the nine months ended September 30, 2025, included in gain on asset dispositions and other, net in our consolidated statements of operations. As of September 30, 2025, $8 million of this obligation is reflected in accounts payable and accrued liabilities in our consolidated balance sheets. See Note 4. Commitments and Contingencies for further discussion.

Interest Rate Swap

We entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. The fair value of the interest rate swap was a liability of $0.1 million as of September 30, 2025, which is recorded in other current liabilities in our consolidated balance sheets, and an asset of $1 million as of December 31, 2024, which is recorded in other assets in our consolidated balance sheets.

Accounts Receivable Securitization Facility

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “AR Facility”) with Wells Fargo Bank, N.A., as administrative agent (“Wells”) in order to enable STG to raise incremental, low-cost capital.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On June 27, 2025, the FCC (i) denied the motion for substitution; (ii) dismissed the petition to deny; and (iii) granted the license renewal applications of WBFF(TV), WUTB(TV), and WNUV(TV). An application for review of the FCC’s decision was filed on July 28, 2025 on behalf of the individual who unsuccessfully sought to be substituted for the petitioner in the proceeding. The Company timely filed an opposition to the application for review and the matter remains pending. On April 14, 2025, the same attorney who filed the petition against the renewal applications filed a similar petition to deny, on behalf of a different client, assignment applications filed by the Company seeking FCC consent to sell certain stations to a third party. On July 1, 2025, the FCC dismissed that petition to deny and granted the applications. An application for review of the decision to grant the assignment applications was filed on behalf of the petitioner on July 30, 2025. The Company timely filed an opposition to the application for review and the matter remains pending.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs, for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024. On June 27, 2025, the FCC adopted an Order and Consent Decree pursuant to which the Company agreed to make a voluntary contribution of $500,000 to resolve, without any admission of liability, the forfeiture order (with respect to Company stations), a closed captioning investigation of Company station WUHF in Rochester, NY, and matters relating to certain of the Company’s pending station renewal applications. As part of the consent decree, the Company also agreed to implement a two-year compliance plan relating to the FCC’s limits on commercial matter in children’s programming and closed captioning rules, and the FCC agreed to grant the license renewal applications of all Company stations involved in the matters resolved by the consent decree. The consent decree states the forfeiture order will be resolved by separate action with respect to the non-Company licensees named in the forfeiture order, and to the Company’s knowledge all but one of such non-Company licensees have entered into non-monetary consent decrees with the FCC and agreed to similar compliance plans with respect to the FCC’s limits on commercial matter in children’s programming. The Company made the $500,000 voluntary contribution on July 9, 2025.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs’ objections to the defendants’ privilege claims. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On February 4, 2025, following briefing on that motion, the Court heard arguments and took the motion under advisement. On February 20, 2025, Special Master Richard Levie issued Report and Recommendation No. 3 addressing plaintiffs’ challenges to certain of defendants’ privilege log entries (“Levie R&R No. 3”), which recommended that the Court compel disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. Sinclair and the other co-defendants filed objections to Levie R&R No. 3. At a March 18, 2025 status conference, the Court set a tentative trial date of April 1, 2026, and stated its expectations that depositions will resume. At a Status Conference on October 1, 2025, the Court indicated that it would be setting a new schedule with a trial date occurring after April 1, 2026. Sinclair and the other parties are awaiting issuance of the new scheduling order. On October 20, 2025, the Court issued an order adopting Levie R&R No. 3 and denying the objections to Levie R&R No. 3 made by Sinclair and the other non-settling defendants, compelling the production of 6,313 documents Sinclair withheld as privileged. On September 29, 2025, Special Master Wayne R. Andersen issued Report and Recommendation No. 3 (“Andersen R&R No. 3”) and on October 23, 2025, Special Master Andersen issued Report and Recommendation No. 6 (“Andersen R&R No. 6”), addressing certain of plaintiffs’ additional challenges to certain of Sinclair’s privilege log entries. Andersen R&R No. 3 and Andersen R&R No. 6 each recommended granting in part and denying in part plaintiffs’ challenges. No party has appealed Andersen R&R No. 3, which compelled the production of two documents Sinclair withheld as privileged. The plaintiffs filed an objection to Anderson R&R No. 6 on November 6, 2025. Sinclair intends to file a response in opposition to that objection. Discovery and the Special Master’s review of plaintiffs’ challenges to the defendants’ privilege claims remain ongoing. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

We have provided a guarantee that requires us to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent us a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to us by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, we do not believe we are contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent us another letter claiming that our failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, we determined we had no further obligations under the guarantee agreement. Marquee disputed this position, and on June 9, 2025, we entered into a binding term sheet to settle the matter. As part of the settlement, the parties agreed that the guarantee would be in effect through 2029; however, the maximum obligation under the guarantee agreement was reduced. As a result of the execution of this binding term sheet, we have concluded that our obligation to pay under a portion of the guarantee is probable and the loss related thereto could be reasonably estimated, thus recorded an estimated obligation related to this arrangement during the nine months ended September 30, 2025 (as further discussed in Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing). Because loss contingencies are inherently unpredictable and unfavorable developments can occur, the assessment requires judgment about future events. Moreover, there is no assurance that contingencies will be satisfied and the ultimate loss may differ materially from the estimated obligation we have recorded.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (Numerator)
Net income (loss)	$1	$96	$(215)	$140
Net income attributable to the noncontrolling interests	(2)	(2)	(6)	(6)
Numerator for basic and diluted earnings per common share available to common shareholders	$(1)	$94	$(221)	$134

Shares (Denominator)
Basic weighted-average common shares outstanding	69,660	66,355	68,921	65,570
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	171	—	139
Diluted weighted-average common and common equivalent shares outstanding	69,660	66,526	68,921	65,709

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,258	5,120	5,306	6,328

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

We measure segment performance based on operating income (loss). For the quarter ended September 30, 2025, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis’ top tournaments and original professional sport and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. The local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the assets in other and corporate are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,288	$268	$1,011	$—	$5,567

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$667	$67	$48	$(9)	(b)	$773
Media programming and production expenses	378	35	—	—		413
Media selling, general and administrative expenses	165	15	30	(7)		203
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	56	5	1	—		62
Amortization of program costs	21	—	—	—		21
Corporate general and administrative expenses	21	1	18	—		40
Gain on asset dispositions and other, net	(3)	—	(33)	—		(36)
Other segment items (a)	2	—	12	(2)		12
Operating income	$27	$11	$20	$—		$58

Interest expense including amortization of debt discount and deferred financing costs	$85	$—	$—	$—		$85
Loss from equity method investments	—	—	(2)	—		(2)
Other income, net	2	—	27	—		29
Income before income taxes						$—

For the nine months ended September 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,040	$203	$115	$(25)	(b)	$2,333
Media programming and production expenses	1,148	101	2	—		1,251
Media selling, general and administrative expenses	497	48	72	(22)		595
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	166	15	2	—		183
Amortization of program costs	57	—	—	—		57
Corporate general and administrative expenses	85	2	50	—		137
(Gain) loss on asset dispositions and other, net	(23)	—	4	—		(19)
Other segment items (a)	6	—	33	(3)		36
Operating income (loss)	$104	$37	$(48)	$—		$93

Interest expense including amortization of debt discount and deferred financing costs	$311	$—	$—	$—		$311
Loss from equity method investments	—	(2)	(7)	—		(9)
Gain on extinguishment of debt	6	$—	$—	—		6
Other income (expense), net	8	—	(63)	—		(55)
Loss before income taxes						$(276)

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$845	$60	$19	$(7)	(b)	$917
Media programming and production expenses	384	30	—	—		414
Media selling, general and administrative expenses	188	13	6	(6)		201
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	5	1	(1)		63
Amortization of program costs	18	—	—	—		18
Corporate general and administrative expenses	24	1	16	—		41
Gain on asset dispositions and other, net	(11)	—	(2)	—		(13)
Other segment items (a)	2	—	12	—		14
Operating income (loss)	$182	$11	$(14)	$—		$179

Interest expense including amortization of debt discount and deferred financing costs	$78	$—	$—	$—		$78
Income (loss) from equity method investments	1	(1)	—	—		—
Other income, net	2	—	22	—		24
Income before income taxes						$125

For the nine months ended September 30, 2024	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,322	$190	$54	$(22)	(b)	$2,544
Media programming and production expenses	1,149	98	—	—		1,247
Media selling, general and administrative expenses	549	42	16	(16)		591
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	174	16	2	(3)		189
Amortization of program costs	55	—	—	—		55
Corporate general and administrative expenses	94	2	53	—		149
Gain on asset dispositions and other, net	(11)	—	—	—		(11)
Other segment items (a)	6	—	36	(3)		39
Operating income (loss)	$306	$32	$(53)	$—		$285

Interest expense including amortization of debt discount and deferred financing costs	$230	$—	$—	$—		$230
Income (loss) from equity method investments	1	(2)	93	—		92
Gain on extinguishment of debt	1	—	—	—		1
Other income (expense), net	35	—	(13)	—		22
Income before income taxes						$170

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $5 million and $14 million for the three and nine months ended September 30, 2025, respectively, and $4 million and $9 million for the three and nine months ended September 30, 2024, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$14	$18
Other current assets	3	3
Total current assets	17	21

Property and equipment, net	6	8
Goodwill and indefinite-lived intangible assets	13	15
Definite-lived intangible assets, net	42	26
Total assets	$78	$70

LIABILITIES
Current liabilities:
Other current liabilities	$7	$13

Notes payable, finance leases and commercial bank financing, less current portion	4	5
Other long-term liabilities	3	3
Total liabilities	$14	$21

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $152 million as of September 30, 2025 and $128 million as of December 31, 2024, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2025, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $73 million and $79 million as of September 30, 2025 and December 31, 2024, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in (loss) income from equity method investments and other income (expense), net, respectively, in our consolidated statements of operations. We recorded losses of $4 million and $6 million for the three and nine months ended September 30, 2025, respectively, and losses of $55 million and $77 million for the three and nine months ended September 30, 2024, respectively, related to these investments.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million and $5 million for the three and nine months ended September 30, 2025, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2024, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.2 million for the nine months ended September 30, 2025 and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. We have entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, we recorded revenue of $0.6 million and $0.9 million for the three and nine months ended September 30, 2025, respectively.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $72 million and $69 million as of September 30, 2025 and December 31, 2024, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2025 and December 31, 2024, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. Under these agreements, we paid Cunningham $3 million and $9 million for the three and nine months ended September 30, 2025, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2024, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2028 and August 2033 and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenue of the stations are reported in our consolidated statements of operations. Our consolidated revenue includes $33 million and $97 million for the three and nine months ended September 30, 2025, respectively, and $41 million and $109 million for the three and nine months ended September 30, 2024, respectively, related to the Cunningham Stations.

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

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.3 million and $1 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $1 million for the three and nine months ended September 30, 2024, respectively, under these agreements.

Leased Property by Real Estate Ventures

Prior to September 2024, certain of our real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent payments received under these leases were $0.3 million and $1 million for the three and nine months ended September 30, 2024, respectively.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and made payments to WGC of less than $0.1 million for all of the nine months ended September 30, 2025 and three and nine months ended September 30, 2024.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company’s Board of Directors. Jason Smith received total compensation of $0.3 million for both the three months ended September 30, 2025 and 2024 and $0.9 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively, consisting of salary and bonus, and was granted 159,607 and 37,566 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2025 and 2024, respectively, and 500,000 stock appreciation rights, vesting over two years, for the nine months ended September 30, 2024.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company’s Board of Directors. Ethan White received total compensation of $0.1 million for both the three months ended September 30, 2025 and 2024 and $0.2 million for both the nine months ended September 30, 2025 and 2024, respectively, consisting of salary, and was granted 3,244 and 1,503 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2025 and 2024, respectively.

Ryan McCoy, an employee of the Company, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended September 30, 2025 and 2024 and $0.1 million for both the nine months ended September 30, 2025 and 2024, consisting of salary.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended September 30, 2025 and 2024 and $0.1 million for both the nine months ended September 30, 2025 and 2024, consisting of salary, and was granted 285 shares of restricted stock, vesting over two years, during the nine months ended September 30, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Robert Smith, a member of the Company’s Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, consisting of salary and bonus.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2025		As of December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$—	N/A	$19
Money market funds	N/A	378	N/A	601
Deferred compensation assets	N/A	51	N/A	47
Deferred compensation liabilities	N/A	47	N/A	46

Level 2:
Investments in equity securities (a)	N/A	130	N/A	141
Interest rate swap (b)	N/A	—	N/A	1
STG (c):
9.750% Second Lien Senior Secured Notes due 2033 (d)	$432	472	$—	—
8.125% First-Out First Lien Secured Notes due 2033 (d)	1,430	1,472	—	—
5.500% Senior Notes due 2030	485	415	485	328
5.125% Senior Notes due 2027 (d)	89	89	274	249
4.375% Second-Out First Lien Secured Notes due 2032 (d)	238	171	—	—
4.125% Senior Secured Notes due 2030 (d)	—	—	737	546
4.125% Unsecured Notes due 2030 (d)	4	3	—	—
Term Loan B-2, due September 30, 2026 (d)	—	—	1,175	1,160
Term Loan B-3, due April 1, 2028 (d)	3	2	714	575
Term Loan B-4, due April 21, 2029 (d)	—	—	731	589
Term Loan B-6, due December 31, 2029 (d)	708	630	—	—
Term Loan B-7, due December 31, 2030 (d)	728	648	—	—
Debt of variable interest entities (c)	6	6	7	7

Level 3:
Investments in equity securities (e)	N/A	2	N/A	68

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)The fair value of the interest rate swap was a liability as of September 30, 2025 and an asset as of December 31, 2024. For further information, see Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $56 million and $36 million as of September 30, 2025 and December 31, 2024, respectively.
(d)STG completed a series of financing transactions, including a new money financing and debt recapitalization, during the nine months ended September 30, 2025. In October 2025, STG repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(e)Amounts primarily relate to warrants and options to acquire common equity in Bally’s. We recorded a fair value adjustment loss of $8 million for the nine months ended September 30, 2025 and gains of $18 million and $10 million for the three and nine months ended September 30, 2024, respectively. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share. All outstanding awards to acquire common equity in Bally’s were converted to warrants and transferred to Level 2 during the nine months ended September 30, 2025.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and nine months ended September 30, 2025 and 2024 (in millions):

Three Months Ended September 30, 2025
Fair value at June 30, 2025	$2
Fair value at September 30, 2025	$2

Nine Months Ended September 30, 2025
Fair value at December 31, 2024	$68
Transfer to Level 2	(58)
Measurement adjustments	(8)
Fair value at September 30, 2025	$2

Three Months Ended September 30, 2024
Fair value at June 30, 2024	$42
Measurement adjustments	16
Fair value at September 30, 2024	$58

Nine Months Ended September 30, 2024
Fair value at December 31, 2023	$46
Measurement adjustments	12
Fair value at September 30, 2024	$58

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions) (Unaudited)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$122	$291
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	551	582
Income taxes receivable	26	29
Prepaid expenses and other current assets	111	104
Total current assets	810	1,006
Property and equipment, net	646	692
Operating lease assets	113	123
Goodwill	2,004	2,016
Indefinite-lived intangible assets	122	123
Customer relationships, net	171	191
Other definite-lived intangible assets, net	281	326
Other assets	235	212
Total assets (a)	$4,382	$4,689

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$398	$374
Current portion of notes payable, finance leases, and commercial bank financing	25	38
Current portion of operating lease liabilities	23	22
Current portion of program contracts payable	81	69
Other current liabilities	75	56
Total current liabilities	602	559
Notes payable, finance leases, and commercial bank financing, less current portion	4,076	4,091
Operating lease liabilities, less current portion	117	130
Program contracts payable, less current portion	11	13
Deferred tax liabilities	297	373
Other long-term liabilities	137	149
Total liabilities (a)	5,240	5,315
Commitments and contingencies (See Note 4)
SBG member's deficit:
Accumulated deficit	(786)	(560)
Accumulated other comprehensive income	1	2
Total SBG member’s deficit	(785)	(558)
Noncontrolling interests	(73)	(68)
Total deficit	(858)	(626)
Total liabilities and deficit	$4,382	$4,689

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Sinclair Broadcast Group, LLC’s (“SBG”) consolidated total assets as of September 30, 2025 and December 31, 2024 include total assets of variable interest entities (“VIE”) of $78 million and $70 million, respectively, which can only be used to settle the obligations of the VIEs. SBG’s consolidated total liabilities as of September 30, 2025 and December 31, 2024 include total liabilities of VIEs of $9 million and $16 million, respectively, for which the creditors of the VIEs have no recourse to SBG. See Note 6. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
Media revenue	$667	$845	$2,040	$2,322

OPERATING EXPENSES:
Media programming and production expenses	378	384	1,148	1,149
Media selling, general and administrative expenses	165	188	497	549
Amortization of program costs	21	18	57	55
Non-media expenses	2	2	6	6
Depreciation of property and equipment	25	25	75	76
Corporate general and administrative expenses	21	24	85	100
Amortization of definite-lived intangible assets	31	33	91	98
Gain on asset dispositions and other, net	(25)	(11)	(8)	(11)
Total operating expenses	618	663	1,951	2,022
Operating income	49	182	89	300

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(85)	(78)	(311)	(230)
Gain on extinguishment of debt	—	—	6	1
Other income, net	2	3	8	36
Total other expense, net	(83)	(75)	(297)	(193)
(Loss) income before income taxes	(34)	107	(208)	107
INCOME TAX BENEFIT (PROVISION)	6	(25)	40	(15)
NET (LOSS) INCOME	(28)	82	(168)	92
Net income attributable to the noncontrolling interests	(2)	(2)	(5)	(5)
NET (LOSS) INCOME ATTRIBUTABLE TO SBG	$(30)	$80	$(173)	$87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(28)	$82	$(168)	$92
Unrealized loss on interest rate swap, net of tax	—	(8)	(1)	(3)
Comprehensive (loss) income	(28)	74	(169)	89
Comprehensive income attributable to the noncontrolling interests	(2)	(2)	(5)	(5)
Comprehensive (loss) income attributable to SBG	$(30)	$72	$(174)	$84

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

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT AND NONCONTROLLING INTERESTS
(in millions) (Unaudited)

	Three Months Ended September 30, 2025
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, June 30, 2025	$(715)	$1	$(69)	$(783)
Distributions to member, net	(41)	—	—	(41)
Distributions to noncontrolling interests	—	—	(3)	(3)
Acquisition of noncontrolling interests, net	—	—	(3)	(3)
Net (loss) income	(30)	—	2	(28)
BALANCE, September 30, 2025	$(786)	$1	$(73)	$(858)

	Nine Months Ended September 30, 2025
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2024	$(560)	$2	$(68)	$(626)
Distributions to member, net	(52)	—	—	(52)
Distributions to noncontrolling interests	—	—	(8)	(8)
Acquisition of noncontrolling interests, net	(1)	—	(2)	(3)
Other comprehensive loss	—	(1)	—	(1)
Net (loss) income	(173)	—	5	(168)
BALANCE, September 30, 2025	$(786)	$1	$(73)	$(858)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (loss) income	$(168)	$92
Adjustments to reconcile net (loss) income to net cash flows from (used in) operating activities:
Amortization of definite-lived intangible and other assets	91	98
Depreciation of property and equipment	75	76
Amortization of program costs	57	55
Equity-based compensation	40	42
Deferred tax (benefit) provision	(75)	24
Loss (gain) on asset dispositions and other, net	28	(7)
Income from investments	—	(25)
Gain on extinguishment of debt	(6)	(1)
Debt issuance costs	68	—
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	19	2
Decrease in prepaid expenses and other current assets	22	27
Net change in due to/from member	2	(2)
Increase (decrease) in accounts payable and accrued and other current liabilities	8	(394)
Net change in net income taxes payable/receivable	(1)	(13)
Decrease in program contracts payable	(55)	(61)
Other, net	(14)	1
Net cash flows from (used in) operating activities	91	(86)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(54)	(61)
Purchases of investments	(1)	(4)
Distributions and proceeds from investments	—	44
Other, net	—	1
Net cash flows used in investing activities	(55)	(20)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	1,430	—
Repayments of notes payable, commercial bank financing, and finance leases	(1,420)	(51)
Debt issuance costs	(110)	—
(Distributions to) contributions from member, net	(97)	48
Distributions to noncontrolling interests	(8)	(8)
Net cash flows used in financing activities	(205)	(11)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(169)	(117)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	291	319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$122	$202

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

For the quarter ended September 30, 2025, SBG had one reportable segment: local media. The local media segment consists primarily of SBG’s 179 broadcast television stations in 81 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 646 channels as of September 30, 2025. For the purpose of this report, these 179 stations and 646 channels are referred to as “SBG” stations and channels.

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

Interim Financial Statements

SBG’s consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of member’s deficit and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses in the consolidated financial statements and in the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

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

SBG has determined that the interest rate swap meets the criteria for hedge accounting. The initial value of the interest rate swap and any changes in value in subsequent periods are included in accumulated other comprehensive income, with a corresponding change recorded in assets or liabilities depending on the position of the swap. Gains or losses on the monthly settlement of the interest rate swap are reflected in interest expense in SBG’s consolidated statements of operations. Cash flows related to the interest rate swap are classified as operating activities in SBG’s consolidated statements of cash flows. See Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information - Statements of Cash Flows

Leased assets obtained in exchange for new operating lease liabilities were $5 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively. Leased assets obtained in exchange for new finance lease liabilities were $17 million for the nine months ended September 30, 2024. Non-cash investing activities included property and equipment purchases of $4 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively.

SBG received equity shares in investments valued at $20 million and $4 million for the nine months ended September 30, 2025 and 2024, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

SBG completed the acquisition and sale of certain television stations as described in Acquisitions and Station Disposals below for non-cash consideration of $32 million and $36 million, respectively, during both the three and nine months ended September 30, 2025.

Included in (distributions to) contributions from member, net within cash flows used in financing activities in SBG’s consolidated statements of cash flows, were dividends to Sinclair to fund its portion of the dividends to Sinclair shareholders and parent company expenses of $108 million and $78 million for the nine months ended September 30, 2025 and 2024, respectively. These dividends were offset by a contribution from member related to $11 million from Sinclair Ventures, LLC (“Ventures”) related to cash tax payments associated with the emergence of Diamond Sports Group, LLC (“DSG”) from Chapter 11 bankruptcy protection for the nine months ended September 30, 2025 and $148 million from Ventures related to the DSG litigation settlement (see Note 4. Commitments and Contingencies for further detail) for the nine months ended September 30, 2024.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents SBG’s revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2025	Local Media
Distribution revenue	$370
Core advertising revenue	269
Political advertising revenue	6
Other media	22
Total revenue	$667

For the nine months ended September 30, 2025	Local Media
Distribution revenue	$1,145
Core advertising revenue	812
Political advertising revenue	18
Other media	65
Total revenue	$2,040

For the three months ended September 30, 2024	Local Media
Distribution revenue	$383
Core advertising revenue	283
Political advertising revenue	138
Other media	41
Total revenue	$845

For the nine months ended September 30, 2024	Local Media
Distribution revenue	$1,151
Core advertising revenue	852
Political advertising revenue	202
Other media	117
Total revenue	$2,322

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG’s consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $163 million as of both September 30, 2025 and December 31, 2024, of which $94 million and $112 million, respectively, was reflected in other long-term liabilities in SBG’s consolidated balance sheets. Deferred revenue recognized for the nine months ended September 30, 2025 and 2024, included in the deferred revenue balance as of December 31, 2024 and 2023, was $43 million and $35 million, respectively.

For the three months ended September 30, 2025, two customers accounted for 12% and 10%, respectively, of SBG’s total revenue. For the nine months ended September 30, 2025, two customers accounted for 12% and 11%, respectively, of SBG’s total revenue. For the three months ended September 30, 2024, one customers accounted for 10%, of SBG’s total revenue. For the nine months ended September 30, 2024, two customers accounted for 11% and 10%, respectively, of SBG’s total revenue. As of September 30, 2025, two customers accounted for 13% and 10%, respectively, of SBG’s accounts receivable, net. As of December 31, 2024, four customers accounted for 11%, 10%, 10%, and 10%, respectively, of SBG’s accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Acquisitions and Station Disposals

In July 2025, SBG sold its owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for consideration valued at $36 million. For the nine months ended September 30, 2025, SBG recorded a net loss of $8 million related to the sale, which is included within gain on asset dispositions and other, net within SBG’s consolidated statements of operations and SBG’s local media segment within Note 5. Segment Data.

In September 2025, SBG acquired the non-license assets of WLNE in Providence, RI for consideration of $32 million. The acquired assets and liabilities were recorded at fair value as of the closing date of the transaction. Based upon the preliminary purchase price allocation, SBG recorded $27 million of definite-lived intangible assets, $1 million of property and equipment, and $4 million of net working capital.

Income Taxes

SBG’s income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2025 and 2024 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

On July 4, 2025, the One Big, Beautiful Bill (“OBBB”) was enacted. The OBBB is a comprehensive tax reform package that includes several provisions which have, and will continue to, reduce SBG’s taxes paid in 2025. SBG does not expect the legislation to have a material impact on its financial statements.

SBG’s effective income tax rate for the three months ended September 30, 2025 was less than the statutory rate primarily due to non-deductible expenses. SBG’s effective income tax rate for the nine months ended September 30, 2025 was less than the statutory rate primarily due to non-deductible expenses. SBG's effective income tax rate for the three months ended September 30, 2024 was greater than the statutory rate primarily due to non-deductible expenses. SBG's effective income tax rate for the nine months ended September 30, 2024 was less than the statutory rate primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims.

SBG does not believe that its liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.              OTHER ASSETS:

Other assets as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	As of September 30, 2025	As of December 31, 2024
Investments	$32	$14
Income tax receivable	149	144
Other	54	54
Total other assets	$235	$212

Investments

SBG’s investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments were measured at net asset value (“NAV”).

Investments measured at NAV were $13 million and $5 million as of September 30, 2025 and December 31, 2024, respectively.

Investments accounted for utilizing the measurement alternative were $19 million and $8 million as of September 30, 2025 and December 31, 2024, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for any of the three and nine months ended September 30, 2025 and 2024.

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

For the nine months ended September 30, 2025, SBG recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

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

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of September 30, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of September 30, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2025.

During the second quarter of 2025, STG repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. SBG recognized a gain on extinguishment of the 5.125% Senior Notes due 2027 of $4 million for the nine months ended September 30, 2025. In October 2025, STG repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $89 million. The 5.125% Senior Notes due 2027 acquired were canceled immediately following their acquisition.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2024, STG purchased $27 million aggregate principal amount of Term Loan B-2 for consideration of $25 million. The portions of Term Loan B-2 purchased were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the Term Loan B-2 of $1 million for the nine months ended September 30, 2024.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG’s consolidated balance sheets includes finance leases to affiliates of $3 million as of both September 30, 2025 and December 31, 2024. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG’s consolidated balance sheets includes finances leases to affiliates of $7 million and $9 million as of September 30, 2025 and December 31, 2024, respectively. See Note 7. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

STG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both September 30, 2025 and December 31, 2024, all of which related to consolidated VIEs and is included in our consolidated balance sheets as of both September 30, 2025 and December 31, 2024. We provide a guarantee of certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $455 million for the years 2025 through 2029. We accrued $15 million related to this obligation for the nine months ended September 30, 2025, included in gain on asset dispositions and other, net in SBG’s consolidated statements of operations. As of September 30, 2025, $8 million of this obligation is reflected in accounts payable and accrued liabilities in SBG’s consolidated balance sheets. See Note 4. Commitments and Contingencies for further discussion.

Interest Rate Swap

SBG entered into an interest rate swap effective February 7, 2023 and terminating on February 28, 2026 in order to manage a portion of SBG’s exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receives a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. The fair value of the interest rate swap was a liability of $0.1 million as of September 30, 2025, which is recorded in other current liabilities in SBG’s consolidated balance sheets, and an asset of $1 million as of December 31, 2024, which is recorded in other assets in SBG’s consolidated balance sheets.

Accounts Receivable Securitization Facility

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “AR Facility”) with Wells Fargo Bank, N.A., as administrative agent (“Wells”) in order to enable STG to raise incremental, low-cost capital.

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

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the Order and Consent Decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On June 27, 2025, the FCC (i) denied the motion for substitution; (ii) dismissed the petition to deny; and (iii) granted the license renewal applications of WBFF(TV), WUTB(TV), and WNUV(TV). An application for review of the FCC’s decision was filed on July 28, 2025 on behalf of the individual who unsuccessfully sought to be substituted for the petitioner in the proceeding. The Company timely filed an opposition to the application for review and the matter remains pending. On April 14, 2025, the same attorney who filed the petition against the renewal applications filed a similar petition to deny, on behalf of a different client, assignment applications filed by the Company seeking FCC consent to sell certain stations to a third party. On July 1, 2025, the FCC dismissed that petition to deny and granted the applications. An application for review of the decision to grant the assignment applications was filed on behalf of the petitioner on July 30, 2025. The Company timely filed an opposition to the application for review and the matter remains pending.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs, for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against SBG, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024. On June 27, 2025, the FCC adopted an Order and Consent Decree pursuant to which the Company agreed to make a voluntary contribution of $500,000 to resolve, without any admission of liability, the forfeiture order (with respect to SBG stations), a closed captioning investigation of SBG station WUHF in Rochester, NY, and matters relating to certain of SBG’s pending station renewal applications. As part of the consent decree, the Company also agreed to implement a two-year compliance plan relating to the FCC’s limits on commercial matter in children’s programming and closed captioning rules, and the FCC agreed to grant the license renewal applications of all SBG stations involved in the matters resolved by the consent decree. The consent decree states the forfeiture order will be resolved by separate action with respect to the non-SBG licensees named in the forfeiture order, and to SBG’s knowledge all but one of such non-SBG licensees have entered into non-monetary consent decrees with the FCC and agreed to similar compliance plans with respect to the FCC’s limits on commercial matter in children’s programming. The Company made the $500,000 voluntary contribution on July 9, 2025.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants. Under the current schedule set by the Court, fact discovery is scheduled to close 90 days after a Special Master completes his review of the plaintiffs’ objections to the defendants’ privilege claims. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On February 4, 2025, following briefing on that motion, the Court heard arguments and took the motion under advisement. On February 20, 2025, Special Master Richard Levie issued Report and Recommendation No. 3 addressing plaintiffs’ challenges to certain of defendants’ privilege log entries (“Levie R&R No. 3”), which compelled disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. Sinclair and the other co-defendants filed objections to Levie R&R No. 3. At a March 18, 2025 status conference, the Court set a tentative trial date of April 1, 2026, and stated its expectations that depositions will resume. At a Status Conference on October 1, 2025, the Court indicated that it would be setting a new schedule with a trial date occurring after April 1, 2026. Sinclair and the other parties are awaiting issuance of the new scheduling order. On October 20, 2025, the Court issued an order adopting Levie R&R No. 3 and denying the objections to Levie R&R No. 3 made by Sinclair and the other non-settling defendants, compelling the production of 6,313 documents Sinclair withheld as privileged. On September 29, 2025, Special Master Wayne R. Andersen issued Report and Recommendation No. 3 (“Andersen R&R No. 3”) and on October 23, 2025, Special Master Andersen issued Report and Recommendation No. 6 (“Andersen R&R No. 6”), addressing certain of plaintiffs’ additional challenges to certain of Sinclair’s privilege log entries. Andersen R&R No. 3 and Andersen R&R No. 6 each recommended granting in part and denying in part plaintiffs’ challenges. No party has appealed Andersen R&R No. 3, which compelled the production of two documents Sinclair withheld as privileged. The plaintiffs filed an objection to Anderson R&R No. 6 on November 6, 2025. Sinclair intends to file a response in opposition to that objection. Discovery and the Special Master’s review of plaintiffs’ challenges to the defendants’ privilege claims remain ongoing. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

SBG has provided a guarantee that requires SBG to provide funding to Marquee. On July 19, 2024, Marquee sent SBG a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to SBG by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, SBG does not believe it is contractually required to provide funding under the Marquee guarantee at this time and has so informed Marquee. On August 2, 2024, Marquee sent SBG another letter claiming that SBG’s failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, SBG determined SBG had no further obligations under the guarantee agreement. Marquee disputed this position, and on June 9, 2025, SBG entered into a binding term sheet to settle the matter. As part of the settlement, the parties agreed that the guarantee would be in effect through 2029; however, the maximum obligation under the guarantee agreement was reduced. As a result of the execution of this binding term sheet, SBG has concluded that SBG’s obligation to pay under a portion of the guarantee is probable and the loss related thereto could be reasonably estimated, thus recorded an estimated obligation related to this arrangement during the nine months ended September 30, 2025 (as further discussed in Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing). Because loss contingencies are inherently unpredictable and unfavorable developments can occur, the assessment requires judgment about future events. Moreover, there is no assurance that contingencies will be satisfied and the ultimate loss may differ materially from the estimated obligation SBG has recorded.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.              SEGMENT DATA:

SBG measures segment performance based on operating income (loss). For the quarter ended September 30, 2025, SBG had one reportable segment: local media. The local media segment includes SBG’s television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Corporate is not a reportable segment but is included for reconciliation purposes. Corporate costs primarily include SBG’s costs to operate as the parent company of its subsidiaries. All of SBG’s businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2025	Local Media	Corporate	Consolidated
Assets	$4,318	$64	$4,382

For the three months ended September 30, 2025	Local Media	Corporate	Consolidated
Revenue	$667	$—	$667
Media programming and production expenses	378	—	378
Media selling, general and administrative expenses	165	—	165
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	56	—	56
Amortization of program costs	21	—	21
Corporate general and administrative expenses	21	—	21
Gain on asset dispositions and other, net	(3)	(22)	(25)
Other segment items (a)	2	—	2
Operating income	$27	$22	$49

Interest expense including amortization of debt discount and deferred financing costs	$85	$—	$85
Other income, net	2	—	2
Loss before income taxes			$(34)

For the nine months ended September 30, 2025	Local Media	Corporate	Consolidated
Revenue	$2,040	$—	$2,040
Media programming and production expenses	1,148	—	1,148
Media selling, general and administrative expenses	497	—	497
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	166	—	166
Amortization of program costs	57	—	57
Corporate general and administrative expenses	85	—	85
(Gain) loss on asset dispositions and other, net	(23)	15	(8)
Other segment items (a)	6	—	6
Operating income (loss)	$104	$(15)	$89

Interest expense including amortization of debt discount and deferred financing costs	$311	$—	$311
Gain on extinguishment of debt	6	—	6
Other income, net	8	—	8
Loss before income taxes			$(208)

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024	Local Media	Consolidated
Revenue	$845	$845
Media programming and production expenses	384	384
Media selling, general and administrative expenses	188	188
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	58
Amortization of program costs	18	18
Corporate general and administrative expenses	24	24
Gain on asset dispositions and other, net	(11)	(11)
Other segment items (a)	2	2
Operating income	$182	$182

Interest expense including amortization of debt discount and deferred financing costs	$78	$78
Other income, net	3	3
Income before income taxes		$107

For the nine months ended September 30, 2024	Local Media	Corporate	Consolidated
Revenue	$2,322	$—	$2,322
Media programming and production expenses	1,149	—	1,149
Media selling, general and administrative expenses	549	—	549
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	174	—	174
Amortization of program costs	55	—	55
Corporate general and administrative expenses	94	6	100
Gain on asset dispositions and other, net	(11)	—	(11)
Other segment items (a)	6	—	6
Operating income (loss)	$306	$(6)	$300

Interest expense including amortization of debt discount and deferred financing costs	$230	$—	$230
Gain on extinguishment of debt	1	—	1
Other income, net	36	—	36
Income before income taxes			$107

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG’s consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Accounts receivable, net	$14	$18
Other current assets	3	3
Total current assets	17	21

Property and equipment, net	6	8
Goodwill and indefinite-lived intangible assets	13	15
Definite-lived intangible assets, net	42	26
Total assets	$78	$70

LIABILITIES
Current liabilities:
Other current liabilities	$7	$13

Notes payable, finance leases and commercial bank financing, less current portion	4	5
Other long-term liabilities	3	3
Total liabilities	$14	$21

The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $152 million as of September 30, 2025 and $128 million as of December 31, 2024, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2025, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

Leases. Certain assets used by SBG and SBG’s operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $2 million and $5 million for the three and nine months ended September 30, 2025, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2024, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of $0.2 million for the nine months ended September 30, 2025 and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. STG has entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, SBG recorded revenue of $0.3 million for both the three and nine months ended September 30, 2025.

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

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $72 million and $69 million as of September 30, 2025 and December 31, 2024, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2025 and December 31, 2024, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and has a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $3 million and $9 million for the three and nine months ended September 30, 2025, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2024, respectively.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2028 and August 2033 and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenue of the stations are reported in SBG’s consolidated statements of operations. SBG’s consolidated revenue includes $33 million and $97 million for the three and nine months ended September 30, 2025, respectively, and $41 million and $109 million for the three and nine months ended September 30, 2024, respectively, related to the Cunningham Stations.

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

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.3 million and $1 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $1 million for the three and nine months ended September 30, 2024, respectively, under these agreements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
WG Communications Group

The wife of Robert Weisbord, SBG’s Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). SBG received revenue from advertisers represented by WGC of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and made payments to WGC of less than $0.1 million for all of the nine months ended September 30, 2025 and three and nine months ended September 30, 2024.

Sinclair, Inc.

Sinclair is the sole member of SBG.

SBG recorded revenue of $3 million and $8 million for the three and nine months ended September 30, 2025, respectively, and $3 million and $8 million for the three and nine months ended September 30, 2024, respectively, related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $5 million and $14 million for the three and nine months ended September 30, 2025, respectively, and $4 million and $9 million for the three and nine months ended September 30, 2024, respectively, related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made net cash distributions of $77 million and $160 million to Sinclair, and certain of its direct and indirect subsidiaries, for the three and nine months ended September 30, 2025, respectively. SBG made net cash distributions of $85 million and $13 million to Sinclair, and certain of its direct and indirect subsidiaries, for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025 and December 31, 2024, SBG had a payable to Sinclair, and certain of its direct and indirect subsidiaries, of $5 million and $3 million, respectively, included within other current liabilities in SBG’s consolidated balance sheets.

Employees

Jason Smith, an employee of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Jason Smith received total compensation of $0.3 million for both the three months ended September 30, 2025 and 2024 and $0.9 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively, consisting of salary and bonus, and was granted 159,607 and 37,566 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2025 and 2024, respectively, and 500,000 stock appreciation rights, vesting over two years, for the nine months ended September 30, 2024.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Ethan White received total compensation of $0.1 million for both the three months ended September 30, 2025 and 2024 and $0.2 million for both the nine months ended September 30, 2025 and 2024, consisting of salary, and was granted 3,244 and 1,503 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2025 and 2024, respectively.

Ryan McCoy, an employee of SBG, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended September 30, 2025 and 2024 and $0.1 million for both the nine months ended September 30, 2025 and 2024, consisting of salary.

Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended September 30, 2025 and 2024 and $0.1 million for both the nine months ended September 30, 2025 and 2024, consisting of salary, and was granted 285 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2025.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG’s Board of Managers; Robert Smith, a member of SBG’s Board of Managers; and J. Duncan Smith. Frederick Smith received total compensation of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of SBG’s financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2025		As of December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$103	N/A	$253

Level 2:
Interest rate swap (a)	N/A	—	N/A	1
STG (b):
9.750% Second Lien Senior Secured Notes due 2033 (c)	$432	472	$—	—
8.125% First-Out First Lien Secured Notes due 2033 (c)	1,430	1,472	—	—
5.500% Senior Notes due 2030	485	415	485	328
5.125% Senior Notes due 2027 (c)	89	89	274	249
4.375% Second-Out First Lien Secured Notes due 2032 (c)	238	171	—	—
4.125% Senior Secured Notes due 2030 (c)	—	—	737	546
4.125% Unsecured Notes due 2030 (c)	4	3	—	—
Term Loan B-2, due September 30, 2026 (c)	—	—	1,175	1,160
Term Loan B-3, due April 1, 2028 (c)	3	2	714	575
Term Loan B-4, due April 21, 2029 (c)	—	—	731	589
Term Loan B-6, due December 31, 2029 (c)	708	630	—	—
Term Loan B-7, due December 31, 2030 (c)	728	648	—	—
Debt of variable interest entities (b)	6	6	7	7

N/A - Not applicable

(a)The fair value of the interest rate swap was a liability as of September 30, 2025 and an asset as of December 31, 2024. For further information, see Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.
(b)Amounts are carried in SBG’s consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $56 million and $36 million as of September 30, 2025 and December 31, 2024, respectively.
(c)STG completed a series of financing transactions, including a new money financing and debt recapitalization, during the nine months ended September 30, 2025. In October 2025, STG repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

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

Summary of Significant Events — financial events during the three months ended September 30, 2025 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair’s and SBG’s revenue and expenses for the three and nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources — a discussion of Sinclair’s and SBG’s primary sources of liquidity and an analysis of Sinclair’s and SBG’s cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2025.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In August 2025, Tennis signed extensions with the International Tennis Federation for the Davis Cup (through 2028) and Billie Jean King Cup (through 2027).
•In September 2025, Sinclair’s AMP Media launched the THE TUNDRA: A Podcast on The Green Bay Packers.

Corporate Social Responsibility Practices
•To date in 2025, SBG’s newsrooms have won a total of 227 journalism awards, including 25 RTDNA regional Edward R. Murrow Awards.
•In July 2025, Sinclair Cares ran two campaigns, one raising nearly $200,000 in support of Texas flood relief and another partnering with the American Cancer Society to raise awareness and support free rides to medical treatments.
•In August 2025, Sinclair awarded scholarships to 15 university students as a part of its annual scholarship program.

NextGen Broadcast (ATSC 3.0)
•In July 2025, SBG launched WKOF in Syracuse, New York as an ATSC 3.0 lighthouse, marking the first time a television license was initiated under the NextGen Broadcast (ATSC 3.0) standard.

Transactions
•In July 2025, SBG sold four owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA).
•In August 2025, SBG acquired the license assets of WOLF in Hazleton, PA and WGFL in High Springs, FL from New Age Media, LLC. SBG previously oversaw the operations of the stations under Management Service Agreements.
•In August 2025, SBG acquired the license assets of KMEG in Sioux City, IA from Waitt Broadcasting. SBG previously oversaw the operations of the station under a JSA.
•In August 2025, SBG acquired the license assets of KNSN in Reno, NV, KBTV in Beaumont, TX, and WSTR in Cincinnati, OH from Deerfield Media. SBG previously oversaw the operations of the stations under JSAs.
•In September 2025, SBG acquired the non-license assets of WLNE in Providence, RI.

Financing, Capital Allocation, and Shareholder Returns
•In August 2025, Sinclair declared a quarterly dividend of $0.25 per share. In November 2025, Sinclair declared a quarterly dividend of $0.25 per share.
•In October 2025, STG repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $89 million. The 5.125% Senior Notes due 2027 acquired in the second quarter of 2025 were canceled immediately following their acquisition.

Other Events
•In July 2025, Sinclair announced the appointment of Narinder Sahai as Executive Vice President and Chief Financial Officer, effective immediately.

SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. As of September 30, 2025, we had two reportable segments for accounting purposes, local media and tennis.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Media revenue	$765	$908	$2,312	$2,519
Non-media revenue	8	9	21	25
Total revenue	773	917	2,333	2,544
Media programming and production expenses	413	414	1,251	1,247
Media selling, general and administrative expenses	203	201	595	591
Depreciation and amortization expenses	62	63	183	189
Amortization of program costs	21	18	57	55
Non-media expenses	12	14	36	39
Corporate general and administrative expenses	40	41	137	149
Gain on asset dispositions and other, net	(36)	(13)	(19)	(11)
Operating income	$58	$179	$93	$285
Net (loss) income attributable to Sinclair	$(1)	$94	$(221)	$134

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2025	2024		2025	2024
Revenue:
Distribution revenue	$370	$383	(3)%	$1,145	$1,151	(1)%
Core advertising revenue	269	283	(5)%	812	852	(5)%
Political advertising revenue	6	138	(96)%	18	202	(91)%
Other media revenue	22	41	(46)%	65	117	(44)%
Media revenue (a)	$667	$845	(21)%	$2,040	$2,322	(12)%

Operating Expenses:
Media programming and production expenses	$378	$384	(2)%	$1,148	$1,149	—%
Media selling, general and administrative expenses (b)	165	188	(12)%	497	549	(9)%
Depreciation and amortization expenses	56	58	(3)%	166	174	(5)%
Amortization of program costs	21	18	17%	57	55	4%
Corporate general and administrative expenses	21	24	(13)%	85	94	(10)%
Non-media expenses	2	2	—%	6	6	—%
Gain on asset dispositions and other, net	(3)	(11)	(73)%	(23)	(11)	n/m
Operating income	$27	$182	(85)%	$104	$306	(66)%
Interest expense including amortization of debt discount and deferred financing costs	$85	$78	9%	$311	$230	35%
Gain on extinguishment of debt	$—	$—	n/m	$6	$1	n/m
Other income, net	$2	$2	—%	$8	$35	(77)%

n/m - not meaningful
(a)Includes $3 million and $8 million for the three and nine months ended September 30, 2025, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2024, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $5 million and $14 million for the three and nine months ended September 30, 2025, respectively, and $4 million and $9 million for the three and nine months ended September 30, 2024, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, decreased $13 million or 3% for the three months ended September 30, 2025, when compared to the same period in 2024. Subscriber decreases impacted period-over-period distribution revenue by mid-teen percentages for the three months ended September 30, 2025, partially offset by favorable contractual rate increases by low-teen percentages. Distribution revenue decreased $6 million or 1% for the nine months ended September 30, 2025, when compared to the same period in 2024. Subscriber decreases impacted period-over-period distribution revenue by mid-teen percentages for the nine months ended September 30, 2025, partially offset by favorable contractual rate increases by low-teen percentages.

Core advertising revenue. Core advertising revenue decreased $14 million and $40 million for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue decreased $132 million and $184 million for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to 2025 being an off-year election cycle, and therefore having only a small number of political races and correspondingly less political advertising spending compared to 2024 which was a presidential political year.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other media revenue. Other media revenue decreased $19 million and $52 million for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease related to certain services provided under management services agreements.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Syndicated/Other programming	39%	35%	39%	38%
Local news	29%	31%	29%	31%
Network programming (a)	15%	17%	15%	17%
Sports programming (a)	13%	15%	13%	12%
Paid programming	4%	2%	4%	2%

(a)Sports programming includes both local and network sports programming. Network programming is exclusive of any network sports programming.

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels	2025	2024	2025	2024
ABC	37	30%	28%	29%	25%
FOX	53	22%	22%	22%	22%
CBS	29	19%	20%	20%	20%
NBC	24	14%	16%	13%	20%
CW	44	5%	5%	5%	5%
MNT	38	3%	3%	3%	3%
Other	421	7%	6%	8%	5%
Total	646
Expenses

Media programming and production expenses. Media programming and production expenses decreased $6 million for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to a $2 million decrease in both litigation and consulting related expenses and employee compensation cost, respectively. Media programming and production expenses decreased $1 million for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in litigation and consulting expenses of $7 million, of which the litigation item related to the reversal of approximately $3 million previously expensed as a result of the FCC consent decree that is further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements, which were offset by an increase in fees pursuant to network affiliation agreements and other programming contracts of $6 million as a result of increased contractual rates.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $23 million for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due an $8 million decrease in national sales commissions, a $6 million decrease in costs relating to our digital business, a $4 million decrease in employee compensation cost, and a $2 million decrease in information technology cost. Media selling, general and administrative expenses decreased $52 million for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to an $11 million decrease in national sales commissions, a $10 million decrease in employee compensation cost, a $10 million decrease related to the FCC consent decree, as further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements, a $9 million decrease in costs relating to our digital business, an $8 million decrease in trade related expenses, and a $4 million decrease in credit card fees.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net. During the nine months ended September 30, 2025, we recognized $35 million of proceeds related to our cyber and directors and officers insurance policies, offset by a loss related to the sale of certain of our stations of approximately $8 million. See Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased $7 million and $81 million for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to the Transactions, as described in Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements. Included in interest expense for the nine months ended September 30, 2025 is $68 million of one-time financing costs that will not recur in future periods.

Gain on extinguishment of debt. For the nine months ended September 30, 2025, we repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million and recognized a gain on extinguishment of $4 million. For the nine months ended September 30, 2025, in connection with the Transactions, we recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements.

Other income, net. During the nine months ended September 30, 2025, we recognized $8 million in interest income. During the nine months ended September 30, 2024, we recognized a $26 million gain related to the sale of certain broadcast related assets and $9 million in interest income.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2025	2024		2025	2024
Revenue:
Distribution revenue	$52	$51	2%	$162	$154	5%
Core advertising revenue	14	8	75%	38	32	19%
Other media revenue	1	1	—%	3	4	(25)%
Media revenue	$67	$60	12%	$203	$190	7%

Operating Expenses:
Media programming and production expenses	$35	$30	17%	$101	$98	3%
Media selling, general and administrative expenses (a)	15	13	15%	48	42	14%
Depreciation and amortization expenses	5	5	—%	15	16	(6)%
Corporate general and administrative expenses	1	1	—%	2	2	—%
Operating income	$11	$11	—%	$37	$32	16%

(a)Includes $3 million and $8 million for the three and nine months ended September 30, 2025, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2024, respectively, of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

SINCLAIR, INC. RESULTS OF OPERATIONS
Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for the right to distribute Tennis Channel, increased $1 million or 2% for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to high-teen percentage increases in contractual rates and a high single-digit percentage increase in direct-to-consumer (“DTC”) subscriptions, partially offset by a decrease in subscribers by high-teen percentages for the period. Distribution revenue increased $8 million or 5% for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to low-teen percentage increases in contractual rates and a high single-digit percentage increase in DTC subscriptions, partially offset by a decrease in subscribers by low-teen percentages for the period.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue increased $6 million for both the three and nine months ended September 30, 2025, when compared to the same periods in 2024, primarily due to stronger linear sales, as well as higher advertising sales within the DTC platform as a result of increased subscribers.

Expenses

Media programming and production expenses. Media programming and production expenses increased $5 million and $3 million for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to an increase in tournament production costs, increases in contractual rates for tournament rights and increases in development costs related to the DTC platform.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $2 million for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to an increase in costs associated with the launch of the DTC platform. Media selling, general and administrative expenses increased $6 million for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to an increase in costs associated with the launch of the DTC platform and an increase in expenses related to certain services provided by the local media segment, which is eliminated in consolidation.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other

The following table sets forth our revenue and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2025	2024		2025	2024
Revenue:
Media revenue (a)	$38	$9	n/m	$91	$24	n/m
Non-media revenue (b)	$10	$10	—%	$24	$30	(20)%

Operating Expenses:
Media expenses	$30	$6	n/m	$74	$16	n/m
Non-media expenses (c)	$12	$12	—%	$33	$36	(8)%
Operating income (loss)	$14	$1	n/m	$14	$(2)	n/m
(Loss) income from equity method investments	$(2)	$—	n/m	$(7)	$93	n/m
Other income (expense), net	$25	$19	32%	$(68)	$(17)	n/m

n/m - not meaningful
(a)Media revenue for the three and nine months ended September 30, 2025 includes $5 million and $14 million, respectively, and for the three and nine months ended September 30, 2024 includes $4 million and $9 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenue for the three and nine months ended September 30, 2025 includes $2 million and $3 million, respectively, and for the three and nine months ended September 30, 2024 includes $1 million and $5 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Non-media expenses for the three and nine months ended September 30, 2025 include $2 million and $3 million, respectively, and for the nine months ended September 30, 2024 include $3 million of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenue increased $29 million and $67 million for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to an increase in advertising revenue related to the acquisition of Digital Remedy, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media revenue decreased $6 million for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in broadcast equipment sales.

Expenses. Media expenses increased $24 million and $58 million for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to an increase in selling, general and administrative expenses related to the acquisition of Digital Remedy, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media expenses decreased $3 million for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in expenses associated with lower broadcast equipment sales.

(Loss) income from equity method investments. During the nine months ended September 30, 2024, we recognized gains of $93 million primarily related to the sales of certain of our investments, which is included in (loss) income from equity method investments in our consolidated statements of operations.

Other income (expense), net. During the three months ended September 30, 2025 and 2024, we recognized fair value adjustment gains of $19 million and $15 million, respectively, associated with investments measured at fair value and NAV. During the nine months ended September 30, 2025 and 2024, we recognized fair value adjustment losses of $84 million and $28 million, respectively, associated with investments measured at fair value and NAV.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2025	2024		2025	2024
Corporate general and administrative expenses	$40	$41	(2)%	$137	$149	(8)%
Gain on asset dispositions and other, net	$(36)	$(13)	n/m	$(19)	$(11)	73%
Income tax benefit (provision)	$1	$(29)	n/m	$61	$(30)	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased $12 million for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements, and a decrease in employee compensation cost.

Gain on asset dispositions and other, net. During the nine months ended September 30, 2025, we recognized a loss of $8 million related to our station sales and a loss of $15 million related to the Marquee guarantee as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements. These losses were offset by gains of $45 million related to proceeds from our cyber and directors and officers insurance policies, which are further discussed above in Local Media Segment and Other under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax benefit (provision). The effective tax rate for the three months ended September 30, 2025, was a benefit of 188.6% as compared to a provision of 23.0% during the same period in 2024. The increase in the effective tax rate for the three months ended September 30, 2025, as compared to the same period in 2024, is primarily due to a small book loss in 2025 compared to book income in 2024.

The effective tax rate for the nine months ended September 30, 2025, was a benefit of 22.1% as compared to a provision of 17.4% during the same period in 2024. The increase in the effective tax rate for the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims in 2024.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. As of September 30, 2025, SBG had one reportable segment for accounting purposes, local media.

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

Operating Data

The following table sets forth SBG’s consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total media revenue	$667	$845	$2,040	$2,322
Media programming and production expenses	378	384	1,148	1,149
Media selling, general and administrative expenses	165	188	497	549
Depreciation and amortization expenses	56	58	166	174
Amortization of program costs	21	18	57	55
Non-media expenses	2	2	6	6
Corporate general and administrative expenses	21	24	85	100
Gain on asset dispositions and other, net	(25)	(11)	(8)	(11)
Operating income	$49	$182	$89	$300
Net (loss) income attributable to SBG	$(30)	$80	$(173)	$87

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.’s Results of Operations for a discussion of SBG’s local media segment, which is the same as Sinclair’s local media segment for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the unrestricted subsidiaries (as defined in the New Credit Agreement, “Unrestricted Subsidiaries”) represented 0% of SBG’s total assets. For both the three and nine months ended September 30, 2025, the Unrestricted Subsidiaries represented 0% of SBG’s total revenue. For the three and nine months ended September 30, 2025, the Unrestricted Subsidiaries decreased SBG’s total operating income by 4% and 7%, respectively.

As of September 30, 2025 and for the three and nine months ended September 30, 2025 there were no restricted subsidiaries that were non-guarantors (as defined in the New Credit Agreement) of SBG.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents SBG’s corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2025	2024		2025	2024
Corporate general and administrative expenses	$21	$24	(13)%	$85	$100	(15)%
Gain on asset dispositions and other, net	$(25)	$(11)	n/m	$(8)	$(11)	(27)%
Income tax benefit (provision)	$6	$(25)	n/m	$40	$(15)	n/m

n/m - not meaningful

Corporate general and administrative expenses. The table above and the explanation that follows cover total consolidated corporate general and administrative expenses. Corporate general and administrative expenses decreased by $3 million and $15 million for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 4. Commitments and Contingencies within SBG’s Consolidated Financial Statements.

Gain on asset dispositions and other, net. During the nine months ended September 30, 2025, SBG recognized a loss of $8 million related to station sales and a loss of $15 million related to the Marquee guarantee as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements. These losses were offset by gains of $35 million related to proceeds from SBG’s cyber and directors and officers insurance policies, which are further discussed in Local Media Segment under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Sinclair, Inc.’s Results of Operations.

Income tax benefit (provision). The effective tax rate for the three months ended September 30, 2025, was a benefit of 18.2% as compared to a provision of 22.8% during the same period in 2024. The decrease in the effective tax rate for the three months ended September 30, 2025, as compared to the same period in 2024, is primarily due to a book loss in 2025 compared to book income in 2024.

The effective tax rate for the nine months ended September 30, 2025, was a benefit of 19.3% as compared to a provision of 13.6% during the same period in 2024. The increase in the effective tax rate for the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily due to an immaterial $7.5 million correcting adjustment related to the accrual of interest income attributable to prior years’ pending income tax refund claims in 2024.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of September 30, 2025, Sinclair had net working capital of approximately $673 million, including $526 million in cash and cash equivalent balances, and $650 million of available borrowing capacity, including $575 million under the New Credit Agreement and $75 million under the Amended Credit Agreement. Cash on hand, cash generated by Sinclair’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement are used as Sinclair’s primary sources of liquidity.

As of September 30, 2025, SBG had net working capital of approximately $208 million, including $122 million in cash and cash equivalent balances, and $650 million of available borrowing capacity, including $575 million under the New Credit Agreement and $75 million under the Amended Credit Agreement. Cash on hand, cash generated by SBG’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement are used as SBG’s primary sources of liquidity.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of September 30, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of September 30, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2025.

During the nine months ended September 30, 2025, STG completed the Transactions, including a new money financing and debt recapitalization, which strengthened the Company’s balance sheet and better positioned it for long-term growth. STG’s nearest term maturity, Term Loan B-2 due 2026, was repaid with proceeds from the issuance of a new first-out first lien secured bond, along with the extension of maturities of other debt tranches, which significantly extended STG’s maturity profile. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements and Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements, for further information.

During the nine months ended September 30, 2025, STG repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. The 5.125% Senior Notes due 2027 acquired in April 2025 were canceled immediately following their acquisition. In October 2025, STG repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $89 million.

During the nine months ended September 30, 2025, Sinclair entered into agreements which increased estimated contractual amounts owed for tennis programming rights by $165 million which have terms that extend into 2032. There were no other material changes to Sinclair’s or SBG’s contractual cash obligations as of September 30, 2025.

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

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair’s cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash flows (used in) from operating activities	$(36)	$210	$91	$(100)

Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(22)	$(17)	$(55)	$(61)
Acquisition of businesses, net of cash acquired	—	—	(25)	—
Purchases of investments	(6)	(9)	(26)	(41)
Distributions and proceeds from investments	—	1	13	185
Other, net	—	1	—	3
Net cash flows (used in) from investing activities	$(28)	$(24)	$(93)	$86

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$1,430	$—
Repayments of notes payable, commercial bank financing, and finance leases	(6)	(9)	$(1,420)	$(52)
Debt issuance costs	—	—	(110)	—
Dividends paid on Class A and Class B Common Stock	(18)	(16)	(52)	(49)
Distributions to noncontrolling interests	(2)	(3)	(8)	(8)
Other, net	—	—	(9)	(3)
Net cash flows used in financing activities	$(26)	$(28)	$(169)	$(112)

Operating Activities

Net cash flows used in Sinclair’s operating activities increased for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in cash collections from Distributors, a decrease in cash collections related to political revenue, and an increase in overhead costs, partially offset by cash receipts from insurance policies in the current period and a decrease in production costs. Net cash flows from Sinclair’s operating activities increased for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to an increase in cash collections from Distributors, cash receipts from insurance policies in the current period, and the DSG settlement payment that occurred in the prior period, partially offset by a decrease in cash collections related to political revenue and an increase in production and overhead costs.

Investing Activities

Net cash flows used in Sinclair’s investing activities increased for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to an increase in the acquisition of property and equipment in the current period. Net cash flows used in Sinclair’s investing activities increased for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in the distributions and proceeds from investments and the acquisition of Digital Remedy in the first quarter of 2025.

Financing Activities

Net cash flows used in Sinclair’s financing activities decreased for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in repayments of debt during the current period due to the Transactions during the first quarter of 2025. Net cash flows used in Sinclair’s financing activities increased for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to the Transactions during the first quarter of 2025 and the repurchase of the 5.125% Senior Notes due 2027 during the second quarter of 2025. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements for further information related to the Transactions.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair declared a quarterly dividend of $0.25 per share in August 2025 and $0.25 per share in November 2025. Future dividends on Sinclair’s shares of common stock, if any, will be at the discretion of Sinclair’s Board of Directors and will depend on several factors including Sinclair’s results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that Sinclair’s Board of Directors may deem relevant.

Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG’s cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash flows (used in) from operating activities	$(22)	$226	$91	$(86)

Cash flows used in investing activities:
Acquisition of property and equipment	$(21)	$(17)	$(54)	$(61)
Purchases of investments	—	(2)	(1)	(4)
Distributions and proceeds from investments	—	18	—	44
Other, net	—	(1)	—	1
Net cash flows used in investing activities	$(21)	$(2)	$(55)	$(20)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$1,430	$—
Repayments of notes payable, commercial bank financing, and finance leases	(6)	(8)	$(1,420)	$(51)
Debt issuance costs	—	—	(110)	—
Distributions to noncontrolling interests	(3)	(3)	(8)	(8)
(Distributions to) contributions from member, net	(50)	(63)	(97)	48
Net cash flows used in financing activities	$(59)	$(74)	$(205)	$(11)

Operating Activities

Net cash flows used in SBG’s operating activities increased for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in cash collections from Distributors and a decrease in cash collections related to political revenue, partially offset by cash receipts from insurance policies in the current period and a decrease in production and overhead costs. Net cash flows from SBG’s operating activities increased for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to an increase in cash collections from Distributors, cash receipts from insurance policies in the current period, the DSG settlement payment that occurred in the prior period, and a decrease in production and overhead costs, partially offset by a decrease in cash collections related to political revenue.

Investing Activities

Net cash flows used in SBG’s investing activities increased for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in distributions and proceeds from the sale of broadcast investments. Net cash flows used in SBG’s investing activities increased for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in distributions and proceeds from the sale of broadcast investments, partially offset by a decrease in the acquisition of property and equipment in the current period.

Financing Activities

Net cash flows used in SBG’s financing activities decreased for the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to a decrease in distributions to member, net and a decrease in repayments of debt during the current period due to the Transactions during the first quarter of 2025. Net cash flows used in SBG’s financing activities increased for the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to the Transactions during the first quarter of 2025, the repurchase of the 5.125% Senior Notes due 2027 during the second quarter of 2025, and an increase in distributions to member, net. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within SBG’s Consolidated Financial Statements for further information related to the Transactions.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair’s and SBG’s management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of September 30, 2025.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of September 30, 2025, each of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair’s and SBG’s disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair’s or SBG’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including each of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer, does not expect that Sinclair’s and SBG’s disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within each company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2025, none of Sinclair’s or SBG’s directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “AR Facility”) with Wells Fargo Bank, N.A., as administrative agent (“Wells”) in order to enable STG to raise incremental, low-cost capital.

In connection with the AR Facility, STG will, pursuant to a Receivables Sale Agreement, dated as of November 6, 2025 (the “Sale Agreement”), between STG, as originator and initial master servicer, and Sinclair Finance SPV, LLC, a wholly-owned special purpose subsidiary of STG (the “SPV”), sell and/or contribute its existing and future accounts receivable and certain related rights to the SPV.

Pursuant to a Receivables Financing Agreement, dated as of November 6, 2025 (the “Financing Agreement”), by and among the SPV, STG, in its individual capacity and as initial master servicer, Wells and certain lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders will provide certain loans up to a principal amount of $375 million, which loans will be secured by certain accounts receivable and related rights (“Pool Receivables”) purchased by the SPV pursuant to the Sale Agreement. STG will service the Pool Receivables on behalf of the SPV for a fee. In addition, pursuant to a Performance Undertaking, dated as of November 6, 2025 (the “Performance Undertaking”), between SBG and Wells, SBG has agreed to guaranty the performance by STG, as originator and initial master servicer, of its obligations under the Sale Agreement and the Financing Agreement, respectively. Neither SBG nor STG guarantees the collectability of the Pool Receivables.

The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to STG. Accordingly, the SPV’s assets are not available to pay creditors of STG or any of its other subsidiaries, although collections from the Pool Receivables in excess of amounts required to repay the Lenders and other creditors of the SPV may be remitted to STG.

The maximum funding availability under the AR Facility as of November 6, 2025, the date of closing, is $375 million, subject to borrowing base and certain other restrictions. The amount of actual availability under the AR Facility is subject to change based on the level of eligible Pool Receivables sold by STG to the SPV and certain reserves. Availability is further subject to changes in the credit ratings of Sinclair, Inc. or SBG, customer concentration levels based on the credit ratings of STG’s customers, and certain characteristics of the Pool Receivables. The AR Facility is subject to interest charges, at the one-month Secured Overnight Financing Rate plus 125 basis points on the amount of the outstanding borrowings under the AR Facility. The SPV is also required to pay certain fees including a commitment fee on unutilized commitments under the AR Facility.

The Sale Agreement, the Financing Agreement, and the Performance Undertaking contain customary representations and warranties, affirmative and negative covenants, and termination events, including but not limited to those providing for the acceleration of amounts owed under the AR Facility if, among other things, the SPV fails to pay amounts due, the SPV becomes insolvent or subject to bankruptcy proceedings or certain judicial judgments or breaches of certain representations and warranties and covenants.

The foregoing descriptions of the Sale Agreement, the Financing Agreement, and the Performance Undertaking are qualified in their entirety by reference to the Sale Agreement, the Financing Agreement, and the Performance Undertaking, copies of which are filed as Exhibits 10.3, 10.4, and 10.5 to this quarterly report on Form 10-Q and are incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1†
Amendment Number Two dated September 19, 2025 with an effective date of January 1, 2025 to the Amended and Restated Employment Agreement between Sinclair Television Group, Inc. and Robert Weisbord effective as of January 1, 2020, as previously amended by that certain Amendment Number One dated June 20, 2023 and effective as of January 1, 2023.

10.2†
Consulting Agreement dated and effective as of October 1, 2025 by and between Sinclair, Inc. and any successor Company and LMR Board Service & Advisory LLC for services of Lucy Rutishauser, an individual.

10.3†
Receivables Financing Agreement, dated as of November 6, 2025, by and among Sinclair Finance SPV, LLC, as borrower, Wells Fargo Bank, N.A., as administrative agent, the lenders from time to time party thereto, and Sinclair Television Group, Inc., in its individual capacity and as initial master servicer.

10.4†	Receivables Sale Agreement, dated as of November 6, 2025, among Sinclair Television Group, Inc., as originator and as master servicer, and Sinclair Finance SPV, LLC, as buyer.
10.5†	Performance Undertaking, dated as of November 6, 2025, by Sinclair Broadcast Group, LLC, in favor of Wells Fargo Bank, N.A., as administrative agent.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.4	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
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

101†	The Company’s Consolidated Financial Statements and related Notes for the quarter ended September 30, 2025 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2025.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)