Form 10-K
period 2025-12-31
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2026-02-27
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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
At June 30, 2025, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $592 million based on the closing sales price of $13.82 on the NASDAQ stock market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. The determination of affiliate status is solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.

As of February 26, 2026, there were 47,863,797 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,755,236 shares of Sinclair, Inc. Class B Common Stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to Sinclair, Inc.’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10,11,12,13, and 14) of this Annual Report on Form 10-K.  We anticipate that Sinclair, Inc.’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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
•Although we announced the intention of our Board of Directors (“the Board”) to conduct a comprehensive strategic review for our local media segment as well as a potential separation of Sinclair Ventures, LLC, an indirect wholly-owned subsidiary of Sinclair (“Ventures”), through a spin-off, split-off, or other transaction, we may elect not to pursue any potential transactions, we may be unable to complete any potential transactions on favorable terms or at all and our strategic review process could adversely affect our businesses, results of operations and financial condition.
•If the rate of decline in the number of subscribers to multi-channel video programming distributors (“MVPD”) and virtual MVPDs (“vMVPD,” and together with MVPDs, “Distributors”) services increases or these subscribers shift to other services or bundles that do not include our stations or programming networks, there may be a material adverse effect on our revenue.
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

•We face intense, wide-ranging competition for viewers and advertisers, which could have a negative impact on the amount of advertising revenue we earn.
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
•We have experienced a cyber-security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations.
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
•We internally originate and purchase programming in advance based on expectations about future revenue. Actual revenue may be lower than our expectations. If this happens, it could have an adverse effect on our business, financial condition and results of operations.
•We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.
•We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of the Federal Communications Commission’s (“FCC”) indecency, children’s programming, sponsorship identification, closed captioning and other FCC rules and policies, and complaints related to such violations may delay our FCC license renewal applications with the FCC.
•Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.
•The FCC’s multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may change our existing strategic approach to certain television markets.
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
•We are subject to risks related to our use of Artificial Intelligence (“AI”), which is in the early stages of commercial use.
•David D. Smith, Frederick G. Smith, J. Duncan Smith, and Robert E. Smith (collectively, the “Smiths”) exercise control over most matters submitted to a stockholder vote and may have interests that differ from other security holders. They may, therefore, take actions that are not in the interests of other security holders.
•Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
•We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
•Despite our current level of debt, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.

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

PART I
ITEM 1.            BUSINESS

Sinclair, Inc. (“the Company” or “Sinclair”), a Maryland corporation formed in 2022, is the parent company of Sinclair Broadcast Group, LLC (“SBG”), a Maryland limited liability company, which formed from the conversion of Sinclair Broadcast Group, Inc. (“Old Sinclair”), a Maryland corporation founded in 1986, to a Maryland limited liability company in 2023. Refer to Company Reorganization in this Item 1. Sinclair is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations and digital platform. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks, and professional sports. Additionally, Sinclair owns digital media companies that are complementary to our extensive portfolio of television station related digital properties and has interests in, owns, manages, and/or operates technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

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

Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to SBG, a Maryland limited liability company. On the day following the Share Exchange Effective Time (June 2, 2023), Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the “Transferred Assets”) to Ventures. We refer to the Share Exchange and the related steps described above collectively as the “Reorganization.” The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Digital Remedy, a marketing technology and managed services company, and Tennis Channel and related assets. As a result of the Reorganization, the local media segment assets are owned and operated by SBG and the assets of the tennis segment and the remaining Transferred Assets are owned and operated by Ventures.

At the Share Exchange Effective Time, Sinclair’s articles of incorporation and bylaws were amended and restated to be the same in all material respects as the existing articles of incorporation and bylaws of Old Sinclair immediately prior to the Share Exchange. As a result, the Sinclair Class A Common Shares confer upon the holders thereof the same rights with respect to Old Sinclair that the holders of the Old Sinclair Class A Common Shares had with respect to Old Sinclair, and the Sinclair Class B Common Shares confer upon the holders thereof the same rights with respect to Sinclair that the holders of the Old Sinclair Class B Common Shares had with respect to Old Sinclair. Sinclair’s Board, including its committees, and senior management team immediately after the Share Exchange were the same as Old Sinclair’s immediately before the Share Exchange.

SEGMENTS

As of December 31, 2025, Sinclair had two reportable segments, local media and tennis, and SBG had one reportable segment, local media. Sinclair and SBG’s local media segment is comprised of our television stations, which are owned and/or operated by SBG’s wholly-owned subsidiary, Sinclair Television Group, Inc. (“STG”) and its direct and indirect subsidiaries, original networks and content. Sinclair’s tennis segment primarily consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows. Sinclair also earns revenue from non-broadcast digital and internet solutions, technical services, and non-media investments, included within “other”. Other is not a reportable segment for either Sinclair or SBG, but is included for reconciliation purposes.

Local Media

As of December 31, 2025, Sinclair and SBG’s local media segment primarily consisted of our broadcast television stations, original networks, and content. We own, provide programming and operating services pursuant to local marketing agreements (“LMA”), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)) to 179 stations in 81 markets. These stations broadcast 656 channels, including 226 channels affiliated with primary networks or program service providers comprised of:  FOX (53), ABC (37), CBS (29), NBC (24), CW (44), and MyNetworkTV (“MNT”) (39). Solely for the purpose of this report, these 179 stations and 656 channels are referred to as “our” stations and channels, and the use of such term shall not be construed that we control such stations or channels. Refer to our Television Markets and Stations table later in this Item 1. for more information.

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

We are one of the nation’s largest producers of local news. We produce more than 2,300 hours of news per week at 106 stations in 69 markets. For the year ended December 31, 2025, our stations were awarded 246 journalism awards, including 32 regional Edward R. Murrow awards, 55 regional Emmy awards, and four National Headliner Awards.

We also own and operate various networks carried on distribution platforms owned by us or others, including: The Nest, our national broadcast TV network, comprised of home-improvement, true-crime, factual reality series, and celebrity driven family shows; Comet, our science fiction network; CHARGE!, our adventure and action-based network; and ROAR, our comedy network, all of which are free over-the-air channels.

Our internally developed content, in addition to our local news, includes our original news program, The National News Desk (“TNND”), and Full Measure with Sharyl Attkisson (“Full Measure”), our national Sunday morning investigative and political analysis program.

In 2024, we launched our new podcast division, including podcasts: Unfiltered Soccer, with Landon Donovan and Tim Howard, featuring hot takes, analysis, unique insights, and classic stories to bring fans closer to the game; The Triple Option, hosted by Urban Meyer, Mark Ingram II, and Rob Stone, providing analysis, opinions, and unique insights on the biggest topics in college football, the NFL, leadership, and more; and Throwbacks, with Matt Leinart and Jerry Ferrara, featuring insight into sports, television, and relatable family adventures. In 2025, we launched THE TUNDRA: A Podcast on The Green Bay Packers; BFFR, a weekly podcast from AMP Media hosted by women’s soccer icons Sydney Leroux and Ali Riley, across all major podcast platforms; The Script, a podcast on the Ohio State Buckeyes with former Ohio State stars Cardale Jones and Chris “Beanie” Wells, along with Columbus, Ohio’s ABC6/FOX28 Sports Director Dave Holmes; and The Dynasty, a podcast on the Alabama Crimson Tide with former Alabama stars AJ McCarron and Trent Richardson, along with Chris Stewart, the voice of Alabama football.

Our local media segment derives revenue primarily from the sale of advertising inventory on our television stations and fees received from Distributors, which includes distributors that distribute multiple television channels through the internet without supplying their own data transport infrastructure, as well as other over-the-top (“OTT”) distributors that deliver live and on-demand programming, for the right to distribute our channels on their distribution platforms. We also earn revenue by selling digital advertisements on third-party platforms, providing digital content to non-linear devices via websites, mobile, and social media advertisements, and providing digital marketing services. Our objective is to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming, popular network, syndicated and live sports programs, and other original content to our audiences. We attract most of our national television advertisers through national marketing representation firms. Our local television advertisers are primarily attracted through the use of a local sales force at each of our television stations.

Our local media operating results are subject to cyclical fluctuations from political advertising. Political spending has been significantly higher in the even-numbered years due to the cyclicality of political elections. In addition, every four years, political spending is typically elevated further due to the advertising related to the presidential election. Because of the political election cyclicality, there has been a significant difference in our operating results when comparing even-numbered years’ performance to odd-numbered years’ performance. Additionally, our operating results are impacted by the number and importance of individual political races and issues discussed on a national level as well as those within the local communities we serve. We believe political advertising will continue to be an important advertising category in our industry. Political advertising levels may increase further as political-activism, around social, political, economic, and environmental causes continue to draw attention and Political Action Committees (“PACs”), including so-called Super PACs, continue to increase spending.

Television Markets and Stations. As of December 31, 2025, our local media segment owns and operates or provides programming and/or sales and other shared services to television stations in the following 81 markets:

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Washington, D.C.	8	6	WJLA, WDCO-CD, WIAV-CD	ABC
Seattle / Tacoma, WA	13	6	KOMO, KUNS	ABC, CW
Minneapolis / St. Paul, MN	16	6	WUCW	CW
Raleigh / Durham, NC	22	6	WLFL, WRDC	CW, MNT
Portland, OR	23	7	KATU, KUNP	ABC, IND
St. Louis, MO	24	5	KDNL	ABC
Nashville, TN	25	10	WZTV, WUXP, WNAB(d)	FOX, MNT, CW
Salt Lake City, UT	27	10	KUTV, KMYU, KJZZ, KENV(d)	CBS, MNT
Pittsburgh, PA	28	8	WPGH, WPNT	FOX, CW, MNT
Baltimore, MD	29	8	WBFF, WNUV(c), WUTB	FOX, CW, MNT
San Antonio, TX	31	10	KABB, WOAI, KMYS(d)	FOX, NBC, CW
Austin, TX	32	4	KEYE	CBS
Columbus, OH	34	10	WSYX, WWHO, WTTE(c)	ABC, CW, MNT, FOX
Asheville, NC / Greenville, SC	36	9	WLOS, WMYA(c)	ABC, MNT
West Palm Beach / Ft Pierce, FL	37	15	WPEC, WTVX, WTCN-CD, WWHB-CD	CBS, CW, MNT
Cincinnati, OH	38	8	WKRC, WSTR	CBS, MNT, CW
Las Vegas, NV	40	9	KSNV, KVCW	NBC, CW, MNT
Harrisburg / Lancaster / Lebanon / York, PA	42	4	WHP	CBS, MNT, CW
Grand Rapids / Kalamazoo / Battle Creek, MI	43	4	WWMT	CBS, IND
Norfolk, VA	44	4	WTVZ	MNT
Oklahoma City, OK	45	7	KOKH, KOCB	FOX, IND
Birmingham / Tuscaloosa, AL	46	15	WBMA-LD, WTTO, WDBB(c), WABM	ABC, CW, MNT
Greensboro / High Point / Winston-Salem, NC	47	7	WXLV, WMYV	ABC, MNT
Providence, RI / New Bedford, MA	53	9	WJAR, WLNE	NBC, ABC
Richmond, VA	54	5	WRLH	FOX, MNT
Buffalo, NY	55	6	WUTV, WNYO	FOX, MNT
Fresno / Visalia, CA	56	11	KMPH, KMPH-CD, KFRE	FOX, CW
Mobile, AL / Pensacola, FL	57	12	WEAR, WPMI(d), WFGX, WJTC(d)	ABC, NBC, MNT, IND
Wilkes-Barre / Scranton, PA	58	12	WOLF, WSWB(d), WQMY	FOX, CW, MNT
Little Rock / Pine Bluff, AR	59	5	KATV	ABC
Albany, NY	60	6	WRGB, WCWN	CBS, CW
Tulsa, OK	62	7	KTUL	ABC(f)
Dayton, OH	65	8	WKEF, WRGT(d)	ABC, FOX, MNT
Spokane, WA	66	4	KLEW	CBS
Des Moines, IA	67	4	KDSM	FOX
Green Bay / Appleton, WI	68	8	WLUK, WCWF	FOX, CW
Roanoke / Lynchburg, VA	70	4	WSET	ABC
Omaha, NE	71	7	KPTM, KXVO	FOX , MNT, CW
Wichita, KS	72	19	KSAS, KOCW, KAAS, KAAS-LD, KSAS-LD, KMTW(c)	FOX, MNT
Flint / Saginaw / Bay City, MI	75	9	WSMH, WEYI(d), WBSF(d)	FOX, NBC, CW
Columbia, SC	76	5	WACH	FOX
Rochester, NY	77	8	WHAM(d), WUHF	ABC, FOX, CW
Madison, WI	78	6	WMSN	FOX
Portland, ME	79	7	WGME, WPFO(d)	CBS, FOX
Toledo, OH	81	5	WNWO	NBC
Charleston / Huntington, WV	82	8	WCHS, WVAH(d)	ABC, FOX
Savannah, GA	84	7	WTGS	FOX

Market	Market Rank (a)	Number of Channels	Stations	Network Affiliation (b)
Charleston, SC	85	3	WCIV	MNT, ABC
Chattanooga, TN	86	7	WTVC, WFLI	ABC, CW, FOX, MNT
Syracuse, NY	87	6	WSTM, WKOF, WTVH(d)	CBS, NBC, CW
El Paso, TX	88	8	KFOX, KDBC	FOX, CBS, MNT
Cedar Rapids, IA	93	8	KGAN, KFXA(d)	CBS, FOX
Boise, ID	97	8	KBOI, KYUU-LD	CBS, CW
Myrtle Beach / Florence, SC	98	8	WPDE, WWMB	ABC, CW
South Bend-Elkhart, IN	99	10	WSBT, WSJV	CBS, FOX
Tri-Cities, TN-VA	101	9	WEMT(d), WCYB	MNT, NBC, CW, FOX
Greenville / New Bern / Washington, NC	102	8	WCTI, WYDO(d)	ABC, FOX
Reno, NV	103	10	KRXI, KNSN, KRNV(d)	FOX, NBC, MNT
Tallahassee, FL	104	8	WTWC, WTLF	NBC, CW, FOX
Lincoln and Hastings-Kearney, NE	106	11	KHGI, KWNB, KWNB-LD, KHGI-CD, KFXL	ABC, FOX
Johnstown / Altoona, PA	111	5	WJAC	NBC, CW
Yakima / Pasco / Richland / Kennewick, WA	116	18	KIMA, KEPR, KUNW-CD, KVVK-CD, KORX-CD	CBS, CW
Traverse City / Cadillac, MI	118	14	WGTU(d), WGTQ(d), WPBN, WTOM	ABC, NBC
Macon, GA	119	4	WGXA	FOX, ABC
Eugene, OR	120	21	KVAL, KCBY, KPIC(e), KMTR(d)(f), KMCB(d)(f), KTCW(d)(f)	CBS, NBC, CW
Bakersfield, CA	121	8	KBFX-CD, KBAK	FOX, CBS
Corpus Christi, TX	130	6	KSCC	FOX, CW
Amarillo, TX	132	12	KVII, KVIH	ABC, CW
Columbia / Jefferson City, MO	134	5	KRCG	CBS
Chico-Redding, CA	136	18	KRCR, KRVU-LD, KKTF-LD, KUCO-LD, KCVU(d)	ABC, FOX, MNT
Medford / Klamath Falls, OR	138	6	KTVL	CBS, CW
Beaumont / Port Arthur / Orange, TX	145	8	KFDM, KBTV	CBS, CW, FOX
Sioux City, IA	150	14	KPTH, KPTP-LD, KBVK-LP, KMEG	FOX, MNT, CBS
Albany, GA	154	4	WFXL	FOX
Gainesville, FL	156	9	WGFL, WNBW(c), WYME-CD	CBS, MNT, NBC
Missoula, MT	161	10	KECI, KCFW	NBC
Wheeling, WV / Steubenville, OH	164	4	WTOV	NBC, FOX
Abilene / Sweetwater, TX	167	6	KTXS, KTES-LD	ABC, CW
Butte-Bozeman, MT	184	8	KTVM, KDBZ-CD	NBC
Eureka, CA	195	10	KAEF, KECA-LD, KBVU(d), KEUV-LP	ABC, FOX, CW, MNT
San Angelo, TX	197	2	KTXE-LD	ABC, CW
Total Television Channels		656

(a)Rankings are based on the relative size of a station’s Designated Market Area (“DMA”) among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research (“Nielsen”) as of September 2025.

(b)We broadcast programming from the following providers on our channels and the channels of our JSA/LMA partners:

Affiliation	Number of Channels	Number of Markets	Expiration Dates
ABC	37	28	August 31, 2026
FOX	53	40	December 31, 2026 to June 30, 2027
CBS	29	21	October 31, 2026
NBC	24	17	December 31, 2027
CW	44	36	August 31, 2026
MNT	39	30	August 31, 2027
Total Major Network Affiliates	226

Affiliation	Number of Channels	Number of Markets	Expiration Dates
Antenna TV	23	22	December 31, 2028
CHARGE!	87	78	(1)
Comet	90	73	(1)
Dabl	8	8	July 31, 2026
The Nest	71	60	(1)
ROAR	86	72	(1)
Univision	6	3	December 31, 2026
Other	59		Various
Total Other Affiliates	430
Total Television Channels	656

(1)A Sinclair owned and operated network, which is carried on our multicast distribution platform or the platform of our JSA/LMA partners. Thus, there is no expiration date for owned and operated stations and the expiration dates for JSA stations vary.

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
(f)In February 2026, KTUL became the primary FOX affiliate in Tulsa, OK and Sinclair acquired KMTR, KMCB, and KTCW in Eugene, OR from Roberts Media. Sinclair previously provided services to KMTR, KMCB, and KTCW under JSAs and SSAs.

Tennis

As of December 31, 2025, Sinclair’s tennis segment consisted of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; TennisChannel 2, a 24-hours a day free ad-supported streaming television (“FAST”) channel; Tennis.com; and FAST Channel Pickleballtv, a partnership with the Carvana Professional Pickleball Association.

Sinclair’s tennis segment derives revenue primarily from fees received from Distributors, including vMVPDs, as well as other OTT distributors that deliver live and on-demand programming, for the right to distribute Tennis Channel on their distribution platforms, and advertising revenue generated by sales of commercial time within Tennis Channel programming.

Sinclair’s tennis segment operating results are usually subject to cyclical fluctuations due to the number and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters’ because of the number and significance of tournaments that are played during those periods.

OTHER

Digital and Internet

Sinclair owns Digital Remedy, a marketing technology and managed services company, which earns revenue by licensing the platform to other local media companies and agencies, as well as executing their digital media initiatives across search, social, programmatic, email, and more.

Technical Services

Sinclair owns subsidiaries which are dedicated to providing technical services to the broadcast industry, including: Dielectric, a designer and manufacturer of broadcast systems including all components from transmitter output to antenna, and ONE Media 3.0, whose purpose is to develop business opportunities, products, and services associated with the NextGen TV (also known as ATSC 3.0) broadcast transmission standard and TV platform, and to develop wireless, cloud infrastructure, and artificial intelligence technologies. Sinclair has also partnered with several other companies in the design and deployment of NextGen TV services including: Tejas Networks, to develop NextGen TV technologies to be used in consumer devices, and EdgeBeam Wireless, a joint venture with three other broadcast companies to provide services to third parties utilizing NextGen TV including, wireless data services to a wide range of businesses and industries across the country. NextGen TV is further discussed under Operating Strategy - Development of Next Generation Wireless Platform below.

Non-Media Investments

Primarily through Ventures, Sinclair owns various non-media related investments across multiple asset classes including real estate, venture capital, private equity, and direct investments in technology driven companies, including wireless communication, next-gen communication solutions, advertising intelligence and data security. Sinclair’s investments in real estate primarily consist of apartment complexes and development projects. Sinclair’s investments in venture capital and private equity funds include capital for companies involved in a variety of businesses, including advertising, marketing, media technology, e-sports, sports technology, pickleball, beverages and community services.

CUSTOMERS

In 2025, Sinclair’s local media and tennis segments had two customers that individually exceeded 10% of Sinclair’s consolidated revenue. Any disruption in our relationship with these customers could have a material adverse effect on Sinclair’s local media and tennis segments and Sinclair’s results of operations.

In 2025, SBG’s local media segment had two customers that individually exceeded 10% of SBG’s consolidated revenue. Any disruption in SBG’s relationship with these customers could have a material adverse effect on SBG’s local media segment and SBG’s results of operations.

OPERATING STRATEGY

Programming to Attract Viewership. We seek to target our programming offerings to attract viewership, to meet the needs of the communities in which we serve, and to meet the needs of our advertising customers by entering into network affiliation agreements that provide us the right to broadcast general entertainment network programming, national news, and sports programming.

Our stations seek to broadcast live, local, and national sporting events that would appeal to a large segment of the local community. Moreover, our stations produce local news at 106 stations in 69 markets. Our stations also seek to develop original programming or obtain, at attractive prices, popular syndicated programming that is complementary to each station’s network programming.

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

Our local news initiatives are an important part of our strategy. We have entered into local news sharing arrangements in which we receive news in five markets from other in-market broadcasters. We believe that, in the markets where we have news share arrangements, such arrangements generally provide both higher viewer ratings and revenue for the station receiving the news and generate a profit for the news share provider. Generally, both parties and the local community are beneficiaries of these arrangements.

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

Tennis Channel and TennisChannel 2, Tennis Channel’s first FAST offering in the United States, are the only television-based multiplatform destinations dedicated to both the professional sport and tennis lifestyle. Tennis Channel and TennisChannel 2 have the most concentrated single-sport coverage in television in one of the world’s most voluminous sports, with multiple men’s and women’s tournaments and singles, doubles and mixed competition throughout the year. Tennis Channel and TennisChannel 2 have rights at the four majors – US Open, Wimbledon, Roland Garros (French Open) and Australian Open – and are the exclusive U.S. homes of all men’s ATP World Tour and women’s WTA Tour competitions, Davis Cup, Billie Jean King Cup, United Cup, and Laver Cup. Our stations also broadcast programming and other content provided by Tennis, and we provide access to certain events through our Tennis Channel streaming service, which is available to everyone in the United States and allows subscribers to select from another 10,000 hours of live and on-demand matches and award-winning content from short-form to films throughout the tennis season. Tennis Channel International brings live competition and network content to markets in Europe and Asia via digital subscription and FAST channels. Our www.tennis.com platform is the largest digital outlet dedicated to the sport.

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

Control of Operating and Programming Costs.  By employing a disciplined approach to managing programming acquisition and other costs, our stations have been able to achieve operating margins that we believe are very competitive within the television broadcast industry. We believe our national reach as of December 31, 2025 of approximately 38% of the country provides us with a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices. Moreover, we emphasize control of each of our station’s programming and operating costs through program-specific profit analysis, detailed budgeting, regionalization of staff, and detailed long-term planning models. We also control our programming costs by creating original high-quality programming that is distributed on our broadcast platform.

Developing Local Franchises.  We believe the greatest opportunity for a sustainable and growing customer base lies within our local communities. Therefore, we have focused on developing a strong local sales force, which is comprised of approximately 480 sales professionals and 70 local sales managers company-wide. Excluding political advertising revenue, distribution revenue, and other revenue, 58% and 59% of Sinclair’s net time sales were local for the years ended December 31, 2025 and 2024, respectively, and 60% and 61% of SBG’s net time sales were local for the years ended December 31, 2025 and 2024, respectively. Our goal is to grow our local revenue by increasing our market share, developing new business opportunities, and offering marketing solutions across our platforms.

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

Multi-Channel Broadcasting.  FCC rules allow television broadcasters to transmit additional digital channels within the spectrum allocated to each FCC license holder. This provides our stations’ viewers with additional programming alternatives at no additional cost to them. We may consider other alternative programming formats that we could air using our multi-channel digital spectrum space with the goal towards achieving higher profits and community service. As of December 31, 2025, our stations have approximately 477 multi-channels on our digital spectrum.

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

Strategic Realignment of Local Media Portfolio.  We routinely review potential media acquisitions, dispositions, and swaps, or develop original networks and content to optimize our portfolio. We expect to continue to assess divestiture, acquisition and investment opportunities to complement our existing stations and other businesses. As we evaluate potential divestitures, acquisitions and investments, we intend to focus on making disciplined, accretive divestitures, acquisitions and investments that will complement our existing portfolio of television stations while providing increased opportunities and scale. At any given time, we may be in discussions with one or more media owners.

Digital and Internet Expansion of Local Media Segment. Our digital properties are innovative products and extensions of our core broadcast business that allow us to compete for digital, internet, network, and audio impressions and revenue. We continue to seek additional opportunities to invest in emerging digital technologies, ad tech, and digital content companies that support and expand our digital capabilities and non-linear footprint.

Development of Next Generation Wireless Platform. In 2017, the FCC approved the use of NextGen TV (also known as ATSC 3.0), a next generation broadcast transmission standard. NextGen TV is capable of merging broadcast and broadband content and data services using over-the-air spectrum and Internet-provided data connectivity, allowing a mature broadcast industry to reinvent itself due to its mobility, addressability, capacity, Internet Protocol (“IP”) connectivity, and conditional access. In 2020, we and the industry began deployment of NextGen TV capabilities on some of our own television facilities and in conjunction with other station operators in our markets, as well as non-Sinclair markets. In 2023, the FCC announced a public-private partnership, the Future of Television Initiative, to establish a roadmap for the transition to NextGen TV. In 2025, the FCC released a Fifth Further Notice of Proposed Rulemaking intended to accelerate the transition to NextGen TV.
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

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation, and sale of television stations are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations, and operating power of stations; issues, renews, revokes, and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, and employment practices of stations; and has the power to impose penalties for violations of its rules and regulations of the Communications Act.

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

The most recent television license renewal application filing cycle began on June 1, 2020 and ended on April 3, 2023 and all of our stations’ license renewal applications have been granted for the maximum term permitted.

Ownership Matters

General. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee and compliance with the Communications Act’s limitations on foreign ownership. In reviewing an application for assignment or transfer of a broadcast license the FCC will first assess whether the proposed transaction complies with the Communications Act and FCC’s rules and, if the transaction would not violate a statute or rule, it will then consider whether the transaction could result in public interest harm by substantially frustrating or impairing the objectives of the Communications Act and FCC rules. The FCC may deny a transaction if it determines that the transaction would not be in the public interest.

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In addition, pursuant to what is known as the equity-debt-plus rule, a major programming supplier or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. Further, the Communications Act generally prohibits foreign parties from having more than a 20% interest (voting or equity) in a broadcast licensee or more than a 25% interest in the parent of that licensee without receiving prior FCC approval to exceed these limits. Following a Declaratory Ruling in 2013 in which the FCC indicated that it was open to considering proposals for foreign investment in broadcast licenses that exceed the 25% benchmark on a case by case basis, the FCC adopted a Report and Order which among other things, (i) simplified the foreign ownership approval process for broadcast licensees seeking to exceed the 25% benchmark and (ii) modified the methodology a licensee may use to determine compliance with the foreign ownership rules.

We and our subsidiaries are domestic entities, and the Smiths (who, as of December 31, 2025, together hold approximately 81.3% of the common voting rights of Sinclair) are all United States citizens. Our articles of incorporation contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the articles of incorporation, we have the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of the Board, to comply with the alien ownership restrictions.

Additional ownership rules as currently in effect are as follows:

National Ownership Rule. The national television viewing audience reach cap is 39%. Under this rule, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Additionally, because VHF stations (channels 2 through 13) historically covered a larger portion of the market than UHF stations (channels 14 through 51), only half of the households in the market area of any UHF station are included when calculating an entity’s national television viewing audience (commonly referred to as the “UHF discount”). On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the national ownership rule, including the UHF discount. On June 18, 2025, the FCC issued a Public Notice seeking comment to update the public record in this proceeding on whether to modify, retain, or eliminate the 39% national audience reach cap and/or the UHF discount. The rulemaking proceeding remains pending. We cannot predict the outcome of the rulemaking proceeding.

The majority of stations we own and operate, or to which we provide programming services, are UHF. With the UHF discount, our current reach (for FCC purposes) is approximately 23% of U.S. households. See Item 1A. Risk Factors for further discussion of the risk related to the outcome of rules governing the UHF discount.

Local Television Ownership Rule. A party may own television stations in adjoining markets, even if there is a digital noise limited service contour overlap between the two stations’ broadcast signals, and generally may own up to two stations in the same market (“Local Television Ownership Rule”). The FCC previously restricted common ownership of two top-four rated stations in a market (the “Top-Four Prohibition”), but the Top-Four Prohibition ceased to be effective on October 23, 2025.

Local Marketing and Outsourcing Agreements

Certain of our stations have entered into agreements with other stations in the same market, through which we provide programming and operating services pursuant to LMAs or provide sales and other operating services pursuant to outsourcing agreements, such as JSAs and SSAs. JSAs and SSAs are not currently attributable. LMAs are attributable where a licensee holds an attributable interest in a television station and (i) programs more than 15% of the weekly broadcast hours and/or (ii) sells more than 15% of the weekly advertising time on another television station in the same market. LMAs existing prior to November 5, 1996, which include all of our LMAs, are currently exempt from attribution until further FCC action. If the FCC were to eliminate the exemption for these LMAs, we would have to terminate or modify these LMAs.

If we are required to terminate or modify our LMAs or JSAs, our business could be adversely affected in several ways, including losses on investments and termination penalties. For more information on the risks, see “The FCC’s multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may change our existing strategic approach to certain television markets.” under Item 1A. Risk Factors and Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 11. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements and Note 10. Commitments and Contingencies within SBG’s Consolidated Financial Statements for further discussion.

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

Must-Carry / Retransmission Consent

Television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market. By electing to exercise must-carry rights, a broadcaster demands carriage and receives a specific channel on cable systems within its DMA. Must carry rights are not absolute and are dependent on a number of factors which may or may not be present in a particular case. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. We have elected to exercise our retransmission consent rights with respect to all of our stations. Under the FCC’s “good faith” negotiation rules, unless the stations are directly or indirectly under common de jure control as permitted under the FCC regulations, a station may not delegate authority to negotiate or approve a retransmission consent agreement to a station located in the same market or to a third party that negotiates together with another television station in the same market, nor may stations in the same market facilitate or agree to facilitate coordinated negotiation of retransmission consent terms for their stations in that market, including through the sharing of information. In May 2020, the FCC revised its good faith negotiation rules to specify that certain small MVPDs can meet the obligation to negotiate in good faith by negotiating with a large station group through a qualified MVPD buying group and that large station groups have an obligation to negotiate in good faith with such MVPD buying groups.

Network Non-Duplication / Syndicated Exclusivity / Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable systems’ local community). The FCC’s network non-duplication rules allow local broadcast, network affiliated stations to require that cable operators black out duplicate network programming carried on distant signals. Both rules are subject to various exceptions and limitations.  In a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our markets. Such significantly viewed signals are not subject to black out pursuant to the FCC’s network non-duplication rules.  The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenue of our owned or programmed stations.

Digital Television

FCC rules provide that television broadcast licensees may use their digital television (“DTV”) channels for a wide variety of services such as HD television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenue from any DTV ancillary or supplementary service for which there is a subscription fee or for which the licensee receives a fee from a third party. These rules could impact the profitability related to ancillary or supplementary services provided as discussed within Development of Next Generation Wireless Platform under Operating Strategy above.

Programming and Operations

The Communications Act requires broadcasters to serve the “public interest.” FCC licensees are required to present programming that is responsive to the needs and interests of their communities and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, television licensees have obligations to create and follow employment outreach programs, provide a minimum amount of programming for children, comply with rules relating to the emergency alert system, maintain an online public inspection file, and abide by regulations specifying requirements to provide closed captions for its programming. FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks. Accordingly, there is a risk of being fined as a result of our broadcast programming, including network programming.

Other Pending Matters

Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership, and profitability of our broadcast stations, result in the loss of audience share and advertising revenue for our broadcast stations, and affect our ability to acquire additional broadcast stations or finance such acquisitions.

On November 16, 2017, the FCC adopted a Report and Order and Further Notice of Proposed Rulemaking authorizing the voluntary deployment of NextGen TV and adopting rules to afford broadcasters flexibility to deploy NextGen TV based transmissions while minimizing impact on consumers and industry stakeholders and seeking comment on certain additional matters. On June 3, 2020, the FCC adopted the Second Report and Order and Order on Reconsideration, providing additional guidance to broadcasters deploying NextGen TV. On November 9, 2020, the National Association of Broadcasters filed a Petition for Declaratory Ruling and Petition for Rulemaking requesting that the FCC (1) clarify that its existing regulatory framework for the hosting of simulcast primary programming streams also applies to simulcast multicast streams, and (2) expand the application of these rules to cover the transmission of ATSC 1.0 multicast streams regardless of whether those streams are simulcast in ATSC 3.0. On November 5, 2021, the FCC released a Second Further Notice of Proposed Rulemaking seeking comment on these multicast host station licensing issues, and on June 22, 2022, the FCC released a Third Further Notice of Proposed Rulemaking seeking comment on the state of the ATSC 3.0 transition and the scheduled sunsets of two rules adopted in the 2017 Report and Order. On June 20, 2023, the FCC adopted a Third Report and Order and Fourth Further Notice of Proposed Rulemaking that (1) generally adopted the proposals to allow a NextGen TV station to seek modification of its license to include certain multicast streams that are aired on host stations; (2) extended the sunsets of the substantially similar rule for simulcast streams and the requirement to comply with the ATSC A/322 standard on primary ATSC 3.0 streams to July 17, 2027; and (3) sought comment on the current marketplace for ATSC 3.0 standard essential patents and the ability of third parties to develop products that rely upon them. On October 29, 2025, the FCC released a Fifth Further Notice of Proposed Rulemaking intended to accelerate the transition to ATSC 3.0, proposing to end (1) the mandatory ATSC 1.0 simulcast requirement in favor of voluntary simulcasting; (2) the “substantially similar” requirement for simulcast streams; and (3) the 95% coverage threshold for expedited processing. These proceedings remain pending and we cannot predict what the outcome will be.

On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review. On September 30, 2025, the FCC issued a Notice of Proposed Rulemaking in the 2022 Quadrennial Regulatory Review proceeding, seeking further comments on the Local Television Ownership Rule. The proceeding remains pending and we cannot predict what the outcome will be.

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

COMPETITION

Our stations and networks compete for audience share, advertising revenue and distribution revenue with a growing number of media and technology companies, many of them much larger than us, including Alphabet (YouTube and YouTube TV), Amazon (Prime Video), Apple (Apple TV), X, TikTok, Microsoft, Meta (Facebook, Instagram), Netflix, Comcast (NBC and Peacock), Charter, Disney (ABC, ESPN, Hulu, Disney+), Echostar (Dish, SlingTV), DirecTV, Paramount Skydance (CBS, Showtime, Paramount+, Pluto TV), other local broadcasters, and others. The list of competitors is more robust than ever and continues to grow.

The local advertising market is extremely competitive. These other companies sell local advertising to the same advertisers as we do and show the same advertisements that appear on our stations. Local advertisers have a growing number of media platforms with which to buy and place their local advertisements. Many streaming providers that previously were subscription- based now have advertising tiers on their offerings, including Netflix, Disney+, Hulu, Peacock and others. Local advertisements are appearing in many other forms in a local market including on Distributors, other OTT distributors, cable networks, mobile phone apps, social media feeds, connected televisions, video on-demand, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, direct mail, the internet, podcasts, and other digital media. All these competitors have the ability to show the advertisement broadly in a local market and compete with us directly. These competitors often work together to sell advertising that competes with us. For example, Distributors may “connect” two or more cable systems in a local market together, called an “interconnect,” to combine the cable companies’ advertising to sell to one advertiser.

Our stations and networks also compete for audience share with these companies. Viewing on YouTubeTV alone, for example, has surpassed all of the viewership of major broadcasters. In addition, much of the programming that airs on our stations is also streamed on network-owned or third-party platforms. Our programming, which includes network provided programs, locally-produced news, local sporting events, programming from program service arrangements, syndicated entertainment programs, and internally originated programming (including podcasts), compete on the basis of program popularity, viewer preferences, the quality and appeal of competing programming and the availability of other entertainment activities. All of these factors, including the strength of the advertising market, have a direct effect on advertising rates within each of these platforms.

Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers. As noted, much of that content is also available on the network’s streaming platforms that compete directly with us for viewers and advertising. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, as well as through self-produced news, live local sporting events, and other programming. We also compete for programming which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations and networks compete for access to those programs against in-market broadcast stations, technology companies, streaming companies, cable companies and even the networks’ streaming platforms. Public broadcasting stations also generally compete with us for viewers, but not for advertising dollars.

Advertising rates are based upon factors which include the size of the local market in which the stations operate; a program’s popularity among the viewers that an advertiser wishes to attract; the number of advertisers competing for the available time; the demographic makeup of the local market served by the stations; the availability of alternative advertising media in the local market; the aggressiveness and knowledge of the sales forces in the local market to call on and understand their client’s need; and development of projects, features, and programs that tie advertiser messages to programming. We believe that our sales and programming strategies allow us to compete effectively for advertising revenue within the stations’ local market.

Further, the process of obtaining distribution is highly competitive. The value of our content to Distributors is based on the exclusivity of the content and the availability of competitor or similar content or programming. In addition, the networks have retained the right to distribute their content directly to the vMVPDs, including YouTube TV and Hulu, which impact our ability to distribute our content to vMVPDs. Our stations and networks face competition from other television stations and cable networks for the right to be carried by a particular Distributor, and for the right to be carried on the service tier that will attract the most subscribers. The lessening of our exclusivity of content by the networks can and has made some of our content less valuable to Distributors. Once one of our stations and networks obtains distribution, it competes for viewers not only with the other channels available through the Distributor, but also with over-the-air television, pay-per-view channels and video-on-demand channels, as well as streaming platforms, social media content, online services, mobile services, radio, print, the internet, and other sources of media and information, sporting events, and gaming and entertainment. Important to our success in each area of competition our stations or networks face are the price the station or network charges for its carriage; the quantity, quality, and variety of programming offered; and the effectiveness of our marketing efforts.

Our stations’ and networks’ ability to successfully compete for distribution may be hampered because the Distributors, through which distribution is sought, may be affiliated with other television stations, broadcast networks, or cable networks. Those Distributors may place their affiliated television station or cable network on a more desirable service tier, thereby giving the affiliated television station or cable network a competitive advantage over our stations' and networks’ own programming. Additionally, networks putting programming content on their own streaming platforms may also hinder our stations’ and networks’ ability to successfully compete within the broadcast market.

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

We believe we compete favorably against our competitors because of our management skill and experience, our ability historically to generate revenue share greater than our audience share, our network affiliations and program service arrangements, and our local program acceptance, especially our locally-produced news.  In addition, we believe that we benefit from the operation of multiple broadcast and network properties, affording us certain non-quantifiable economies of scale and competitive advantages in the purchase of programming.

CORPORATE SOCIAL RESPONSIBILITY PRACTICES

We have a long history of supporting corporate social responsibility activities. Our core strategies, which are the foundation of our corporate social responsibility commitments, include:

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

Human Capital

Our success is driven by our most important asset - our employees. It is their hard work and dedication that enables us to be a trusted partner to our viewers and a valuable resource to our communities. As of December 31, 2025, we had approximately 7,100 employees, including part-time and temporary employees. Approximately 550 employees are represented by labor unions under certain collective bargaining agreements.

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

Compensation. Our employee compensation includes market-competitive pay; a 401(k) plan; an employee stock purchase plan; healthcare benefits; three weeks minimum paid time off; family leave, including six weeks of paid parental leave; and employer paid life and disability insurance. We continue to improve our compensation offerings. In 2025, we again offered our employees the opportunity for additional time off through the Vacation Exchange Program.

Social Responsibility

As a local news broadcaster, we believe it is our responsibility to raise issues of local importance, through deep investigative reporting at our stations, and provide critical and relevant information to our viewers, including crucial news updates during potentially life-threatening situations when our viewers need them most. We are committed to getting results for the people living in the communities we serve. Our journalists’ ground-breaking reporting has prompted government investigations as well as changes in government policies and new state and federal laws. Our unique reporting in under-served arenas has sparked much-needed public engagement on topics of high local importance and concern. WBFF’s “Project Baltimore,” which is now heading into its tenth year in 2026, has produced hundreds of stories chronicling the struggles and issues facing Maryland public schools and the students that attend those schools. Reporting by our journalists in 2025 included topics such as the issues facing public schools, toxic metals in baby foods, America’s broken drug manufacturing supply chain, and forever chemicals, to name just a few, many of which were cited by elected officials and lead to new state legislation. Our journalists are committed to providing citizens with relentless, in-depth reporting that holds public officials accountable, tracks the spending of taxpayer dollars, and gives a voice to the voiceless in the communities we serve.

In 2025, our news division was again recognized by industry peers for its groundbreaking reporting by being awarded 246 journalism awards, including 32 regional Edward R. Murrow awards, 55 regional Emmy awards, and four National Headliner Awards.

Connect to Congress is our multimedia initiative that enables Members of Congress from our news markets to speak directly to their constituents on a regular basis, through their local TV news stations. The initiative, which launched in 2015, offers our local market viewers new ways to get answers to questions about what matters most to them at home. Combining broadcast, digital, and social media technologies, Connect to Congress offers Sinclair’s local market viewers new ways to get answers to questions about what matters most at home.

In our 14-year history of producing “Your Voice Your Future” Town Halls, we’ve produced over 1,820 productions. This distinctive series recognizes the importance of producing disruptive programming, with disciplined discussions and solutions for the communities we serve. Our goal from the beginning has been to inform, educate, and protect our viewers. Our Town Halls are produced in local markets and give our viewers an opportunity to have a voice and ask their elected leaders questions on important local and national topics. In 2025, we produced 218 Town Hall productions throughout the country, covering a variety of topics including education and school safety, homelessness, forever chemicals, antisemitism, parenting, sanctuary cities, and veterans. We remain committed to uncovering stories that demand deeper scrutiny and bringing impactful, underreported issues to the forefront.

We have steadfast dedication to providing content that alerts, protects, and empowers our audience. Distinctive, Disruptive, and Disciplined; these three simple words carry a great deal of weight as we meet the demands of today’s news consumer.

We believe it is our responsibility to be involved in our local communities. Sinclair Cares is our Company-wide community service and relief campaign program, which utilizes the strength of our properties to uplift organizations and inspire our audiences and employees to make a positive impact in our communities. Sinclair Cares mobilizes Sinclair’s assets to support various community and charitable endeavors and responses to natural disasters through financial assistance, volunteerism, and raising awareness of important topics through our media platforms. Over the last eight years, Sinclair Cares has spearheaded the Company’s efforts, including fund-raising and blood donations during weather and climate catastrophes, and raising funds and awareness for important social causes. Recent initiatives include:

•Sinclair Cares: California Wildfires Relief - a fundraising partnership with the Salvation Army to provide disaster relief support across Southern California which helped provide critical aid, shelter, food, fresh water, and support for wildfire survivors and first responders in Los Angeles.
•Sinclair Cares: From Homeless to Hope - a nationwide initiative in partnership with the Salvation Army, including content produced by Sinclair and airing on Sinclair’s newscasts, dedicated to raising awareness about homelessness by shedding light on the many faces of homelessness and highlighting solutions that offer hope.
•Sinclair Cares: Texas Tragedy Relief - a national fundraising campaign in partnership with The Salvation Army, to support those affected by the devastating flooding across Texas.
•Sinclair Cares: Help Drive Out Cancer - a nationwide campaign in partnership with The Salvation Army, dedicated to raising awareness about the transportation barriers people with cancer face in accessing lifesaving treatment.
•Sinclair Cares: Fill the Food Banks - a fundraising campaign in partnership with Feeding America to help provide meals to families across the U.S. during the holiday season.

Our stations also sponsor countless philanthropic campaigns and events such as health expos, parades, and blood drives in their local markets and contribute to local charities. We encourage not only our stations, but also our employees to engage in the communities in which we serve and live. In 2025, Sinclair partnered with more than 300 charitable organizations across our markets to help raise nearly $23 million for nonprofit organizations, schools, community agencies, and local disaster relief. In addition, Sinclair helped to collect almost five million pounds of food, more than 107,000 diapers, more than 184,000 toys, and more than 6,400 school supplies, while donating an estimated $5.7 million in on-air commercial time to organizations.

We sponsor a program to match certain employee charitable cash donations in order to encourage our employees to make charitable contributions to support activities and efforts that are important to them, and, in 2025, we held our third annual Sinclair Day of Service whereby all employees were encouraged to volunteer that day for charitable causes. Over 1,300 employees volunteered a total of more than 3,600 hours that day to help out in their communities.

Our annual Sinclair scholarship provides support to college students demonstrating a promising future in the broadcast industry. In 2025, we awarded a total of $57,500 to 15 winning applicants from across the country. We have distributed more than $400,000 in tuition assistance since 2013, with a goal to invest in the future of the broadcast industry and help students complete their education and pursue careers in broadcast journalism, digital storytelling, and marketing.

Environmental Responsibility

Our mission is to identify and implement ways to reduce our impact on the environment through the education and engagement of internal and external audiences around sustainable solutions that can be adopted. We have accelerated actions within our organization to lessen our use of electricity over time and to measure and eventually report on our electricity usage. Our focus is finding ways to help lower our carbon footprint through lowering our electricity consumption, purchasing greener supplies, and recycling. Some of these initiatives are the efforts we are undertaking in proactively replacing our existing less efficient lighting with LED lighting, replacing HVAC equipment with higher efficiency models, and exploring electric vehicles as other ways our company can reduce its reliance on energy sources that result in emissions of greenhouse gasses that are harmful to the environment. We implemented a solution to process utility bills which will gather and track energy consumption and measure this portion of our carbon footprint. Since 2017, we have installed 150 new, energy efficient television transmitters, which are typically 25% more energy efficient than the units that they replace and generate less waste heat, and are currently installing, or have plans to install, an additional 18 during 2026 and 2027. We operate a battery recycling operation across our television station footprint in order to reduce the amount of waste moving to landfills and we are transitioning company-wide to the use of rechargeable batteries for all studio operations at our stations. Throughout the organization, we are seeking to reduce the use of paper products and, whenever possible, recycling paper, electronics, and other items.

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

Managing and governing cybersecurity risk remains a high priority. We continue to make investments to ensure continuous improvement of our cybersecurity control effectiveness and governance. We maintain a data protection policy and have invested in additional cybersecurity solutions, professional services, and the growth of our information security department. We continue to work closely with our key partners and supporting agencies to mature our security posture and quickly adjust to today’s rapidly changing threat landscape. We continue to execute our plans to strengthen our existing cybersecurity defenses and intend to make further investments in the upcoming year. We did not experience any material cybersecurity incidents during 2025. See Item 1C. Cybersecurity below for further discussion regarding our cybersecurity program. In addition, our comprehensive enterprise risk management program is designed to both identify risks across the Company and to take actions to mitigate those risks.

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

RISKS RELATING TO OUR STRATEGIC REVIEW PROCESS

Although we announced the intention of our Board to conduct a comprehensive strategic review for our local media segment as well as a potential separation of Ventures through a spin-off, split-off, or other transaction, we may elect not to pursue any potential transactions, we may be unable to complete any potential transactions on favorable terms or at all and our strategic review process could adversely affect our businesses, results of operations and financial condition.

On August 11, 2025, we announced that our Board has authorized a comprehensive strategic review for our local media segment and will evaluate all value-enhancing opportunities, including acquisitions, strategic partnerships, and business combinations, with potential partners in the broadcast and the broader media and technology ecosystem. With the intention of optimizing value creation across our portfolio, we announced that we will simultaneously evaluate separating Ventures through a spin-off, split-off, or other transaction.

Our announcement of the strategic review process involves various risks and uncertainties, including the risk that we may elect not to pursue any transactions following the strategic review process or that we may be unable to enter into any agreements for potential transactions and any agreements that we may enter into may not be on favorable terms and/or may not be completed due to regulatory or other factors. If we elect not to, or are unable to, complete any transactions, or we complete any transactions on unfavorable terms, we may suffer negative publicity, our businesses may suffer, our results of operations, financial condition or cash flows may be adversely affected and the market value of our shares may fall. The strategic review process may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into any transactions.

Moreover, the strategic review process could cause disruptions in, and create uncertainty surrounding, our business, including affecting our business relationships with existing and future customers, suppliers and employees, which could have an adverse effect on our results of operations and financial condition, potentially making it more difficult to successfully complete any transactions on favorable terms. The strategic review process may divert management’s attention from overseeing and exploring opportunities that may be beneficial to our businesses and operations and, as such, adversely affect our businesses and operations and harm our results of operations, financial condition or cash flows and the market value of our shares. Even if we successfully consummate one or more transactions, we or the surviving company may fail to realize all or any of the anticipated benefits of any such transactions, such benefits may take longer to realize than expected or we or the surviving company may be exposed to other operational and financial risks.

RISKS RELATING TO OUR OPERATIONS

If the rate of decline in the number of subscribers to Distributor services increases or these subscribers shift to other services or bundles that do not include our stations or programming networks, there may be a material adverse effect on our revenue.

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

If the rate of decline in the number of Distributor service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include our programming networks, this may have a material adverse effect on our revenue.

If subscribers shift to DTC platforms, this may have a material adverse effect on our revenue.

We may not be able to renegotiate distribution agreements at terms comparable to or more favorable than our current agreements and networks with which we are affiliated currently, or in the future, may require us to share revenue from distribution agreements with them.

As distribution agreements expire, we may not be able to renegotiate such agreements at terms comparable to or more favorable than our current agreements. This may cause revenue and/or revenue growth from our distribution agreements to decrease under the renegotiated terms despite the fact that our current distribution agreements include automatic annual fee escalators. In addition, certain networks or program service providers with which our stations are affiliated are currently, or in the future are expected to, require us to share revenue from distribution agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements. Generally, our distribution agreements and agreements with networks or program service providers are for different lengths of time and expire in different periods. If we are unable to negotiate a distribution agreement or the revenue received as part of those agreements declines over time, then we may be exposed to a reduction in or loss from distribution revenue net of revenue shared with networks and program service providers. We cannot predict the outcome or provide assurances as to the outcome of any future negotiations relating to our distribution agreements or what impact, if any, they may have on our financial condition and results of operations. See Television Markets and Stations within Item 1. Business for a listing of current expirations of our affiliation agreements.

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

The FCC’s prohibition on certain joint retransmission consent negotiations may affect our ability to sustain our current level of distribution revenue or grow such revenue in the future and could have an adverse effect on our business, financial condition and results of operations.

Our acquisitions and investments could pose various risks and increase our financial leverage.

We have pursued and intend to selectively continue to pursue acquisitions and investments, which may include, mergers, station swaps and joint ventures, subject to market conditions, our liquidity, and the availability of attractive acquisition and investment candidates, with the goal of enhancing or expanding our existing business and to acquire and develop new products and services. In the future, we may not be able to identify attractive acquisitions and investments, or we may not be able to fund additional acquisitions and investments.

Acquisitions and investments involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, and we may not be able to successfully implement effective cost controls, achieve expected synergies, or increase revenue as a result of an acquisition or investment. Future acquisitions and investments may result in our assumption of unexpected liabilities, may result in the diversion of management’s attention from the operation of our core business and may limit our ability to generate higher returns elsewhere. Additionally, acquisitions and investments present numerous growth challenges, and our investments may not be favorably received by the market and may fail to grow.

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

We face intense, wide-ranging competition for viewers and advertisers, which could have a negative impact on the amount of advertising revenue we earn.

We compete, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, online streaming services, and other content offered by Distributors. We also compete for viewers, listeners and advertisers with connected televisions, OTT and DTC, mobile media, radio, motion picture, home video, stadiums and arenas, podcasts, outdoor advertising and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics, among others. Some of our competitors are large companies that have greater financial resources available to them than we do, which could impact our viewership and the resulting advertising revenue.

Rivals that may have greater resources than we have include:

•connected televisions and other streaming services, including mobile;
•other local free over-the-air broadcast television and radio stations;

•Distributors, such as telecommunication companies, cable providers and direct broadcast satellite providers;
•Broadcast networks that have introduced DTC platforms;
•print media providers such as direct mail and periodicals;
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

The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content and have affected advertisers’ options for reaching their target audiences. Consumer preferences have evolved towards subscription video on demand and free advertising supported video on demand services and other DTC offerings and there has been a substantial increase in the availability of content with reduced advertising or without advertising at all. Consumers are also increasingly using time-shifting and advertising-skipping technologies that enable them to fast-forward or circumvent advertisements. There has also been a proliferation of high-speed internet connections and expansion of 5G networks able to support high-quality streaming video within increasingly interactive and interconnected digital environments and on a wide variety of devices other than traditional televisions. Additionally, gaming and other consoles are establishing themselves as providers of video services. Substantial use of these technologies could impact the attractiveness of the Company’s programming to advertisers and adversely affect our advertising revenue. Our ability to meet consumer demands and expectations in today’s evolving mobile, multi-screen and multi-platform environment and to successfully adapt to technological advances in our industry, including alternative distribution platforms and viewing technologies, may affect the attractiveness of our offerings. Ineffective technology and product integration, lack of specific features and functionalities, poor interface design or ease of use, or performance issues, among other factors, may cause viewers to favor alternative offerings. Failure to adapt or to remain competitive with these developing technologies could have an adverse effect on our business, financial condition and results of operations.

Distributors are developing or have developed new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenue. The decreased cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.

Advertising revenue can be significantly impacted by new technologies, since advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including variations in, and difficulties related to, the employed statistical sampling methods, new distribution platforms and viewing technologies (such as digital recording and time-skipping technologies), and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales; however, the industry is expected to adopt new measurement currencies in the near-future and Nielsen is making methodological changes to the way it measures viewing by incorporating set top box and smart TV data. The emerging measurement currencies generally undercount over-the-air viewing and Nielsen has not prioritized over-the-air enhancements. If measurement evolves in a direction that is unfavorable to over-the-air viewing it could reduce the attractiveness of our audiences to advertisers. In addition to traditional measurement currencies, we also measure and monetize our campaign reach and frequency on and across digital platforms based on other third-party data using a variety of methods including the number of impressions served and demographics. These variations and changes could have a significant negative effect on advertising revenue.

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

We have experienced a cyber-security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations.

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our data, communications, news, and advertising content, digital products, and other business processes, including many third-party systems and software, which are subject to supply chain and other cyber- attacks.

We recurringly identify cyber threats as well as vulnerabilities in our systems and work to address them. Despite our efforts and the efforts of our third-party vendors to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, including the use of artificial intelligence, change frequently, are complex, and are often not recognized until launched. For example, in 2021, we detected an incident that resulted in an approximate $20 million loss, net of insurance recoveries. Cyber-attacks can originate from a variety of sources, including external parties who are affiliated with foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to induce employees, customers or other users of our systems to disclose sensitive information or provide access to our systems or network, or to our data or that of our counterparties, and these types of risks may be difficult to detect or prevent. We expect cyber-attack and breach incidents to continue, and we are unable to predict the direct or indirect impact of future attacks or breaches on our business operations.

Investigations of cyber-attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. While we are investigating a cyber attack, we do not necessarily know the extent of the harm or how best to remediate it, and we can repeat or compound certain errors or actions before we discover and remediate them.

The occurrence of a cyber attack, breach, unauthorized access, misuse, ransomware, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, our employees, and third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant financial losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties, significant intervention, reimbursement or other compensatory costs, significant costs to investigate the event, remediate vulnerabilities and modify our protective measures, or otherwise adversely affect our business, financial condition or results of operations. While we maintain insurance to cover losses related to cybersecurity risks and business interruption, such policies, as was the case with respect to the 2021 cybersecurity incident, may not be sufficient to cover all losses of this incident or any future incidents.

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

Our business depends upon cloud computing services provided by third-parties to provide a distributed computing infrastructure platform for certain of our business operations, including data processing, storage capabilities, and other services. Such third-party cloud computing services are vulnerable to damage or interruption from infrastructure changes, natural disasters, cybersecurity attacks, power outages, terrorist attacks, and other events or acts. In the future we could experience interruptions, delays and outages in service and availability from our third-party cloud computing providers from time to time due to a variety of factors, including, but not limited to, infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Because we cannot easily switch our cloud computing operations to other third-party providers without significant costs, any disruption of, or interference with, our use of third-party cloud computing service providers could have a materially negative impact on our business and the results of our operations.

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

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. Although we generally purchase programming content from others rather than produce such content ourselves, our program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees, and others, some of whom are subject to these collective bargaining agreements. Approximately 550 of our employees and freelance employees are represented by labor unions under collective bargaining agreements. If we or our program suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing, among other things, delays in production that lead to declining viewers, a significant disruption of operations, and reductions in the profit margins of our programming and the amounts we can charge advertisers for time. Our stations also broadcast certain professional sporting events, and our viewership may be adversely affected by player strikes or lockouts which could adversely affect our advertising revenue, results of operations and result in rebates to our Distributors for not meeting minimum event thresholds. The amounts paid under our sports licensing agreements could be negatively impacted by rising professional player salaries and collective bargaining agreements. Further, any changes in the existing labor laws and pro-union reforms may further the realization of the foregoing risks.

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

We rely on sales of advertising time for a significant portion of our revenue and, as a result, our operating results depend on the amount of advertising revenue we generate. If we generate less advertising revenue, it may be more difficult for us to repay debt and meet our debt service obligations, and the value of our business may decline. Our ability to sell advertising time depends on:

•the levels of automotive and services advertising, which historically have represented a large portion of our advertising revenue;
•the levels of political advertising, which are significantly higher in even-numbered years and elevated further every four years related to the state, congressional, and presidential election cycles (as was the case in 2024), historically have represented a large portion of our advertising revenue; for the year ended December 31, 2025 (a non-political year), political advertising represented 3% of local media segment advertising revenue, and for the year ended

December 31, 2024 (a political year), political advertising represented 26% of local media segment advertising revenue;
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

We internally originate and purchase programming in advance based on expectations about future revenue. Actual revenue may be lower than our expectations. If this happens, it could have an adverse effect on our business, financial condition and results of operations.

The production of internally originated programming requires a large up-front investment and the revenue derived from the airing of internally originated programming primarily depends upon its acceptance by the public, which is difficult to predict. The commercial success of original content also depends upon the quality and acceptance of other competing content released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment, general economic conditions and their effects on consumer spending, and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Any of these factors could reduce our revenue or otherwise cause our costs to escalate relative to revenue. These factors are exacerbated during a weak advertising market.

One of our stations’ most significant costs is network and syndicated programming. We generally purchase syndicated programming content from others rather than producing such content ourselves, therefore, we have limited control over the costs of the programming. Often, we must purchase syndicated programming several years in advance and may have to commit to purchase more than one year’s worth of programming. We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs. We also receive programming from networks with which we have network affiliation agreements. The popularity of networks can affect revenue earned on those channels. If a particular network or program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the cost. Any of these factors could reduce our revenue or otherwise cause our costs to escalate relative to revenue and are likewise exacerbated during a weak advertising market.

We may lose a large amount of programming if a network terminates its affiliation or program service arrangement with us, we are not able to negotiate arrangements at terms comparable to or more favorable than our current agreements, or if networks make programming available through services other than our local affiliates, which could increase our costs and/or reduce our revenue.

The networks produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during programming and for cash fees. The amount and quality of programming provided by each network varies. See Television Markets and Stations within Item 1. Business for a detailed listing of our stations and channels as of December 31, 2025.

As network affiliation agreements come up for renewal, we (or licensees of the stations we provide programming and/or sales services to), may not be able to negotiate terms comparable to or more favorable than our current agreements. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenue. Upon the termination of any of our network affiliation agreements, we would be required to establish a new network affiliation agreement for the affected station with another network or operate as an independent station.

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

We may be subject to investigations or fines from governmental authorities, such as, but not limited to penalties related to violations of FCC indecency, children’s programming, sponsorship identification, closed captioning and other FCC rules and policies, and complaints related to such violations may delay our FCC license renewal applications with the FCC.

We provide a significant amount of live news reporting that is provided by the broadcast networks or is controlled by our on-air news talent. Although both broadcast network and our on-air talent have generally been professional and careful about the information they communicate, there is always the possibility that information may be reported that is inaccurate or even in violation of certain indecency rules promulgated by the FCC. In addition, entertainment and sports programming provided by broadcast syndicators and networks may contain content that is in violation of the indecency rules promulgated by the FCC. Because the interpretation by the courts and the FCC of the indecency rules is not always clear, it is sometimes difficult for us to determine in advance what may be indecent programming. We have insurance to cover some of the liabilities that may occur, but the FCC has enhanced its enforcement efforts relating to the regulation of indecency. Also, the FCC has various rules governing children’s television programming (including commercial matter limitations), closed captioning and sponsorship identification. We are subject to such rules regardless of whether the programming is produced by us or by third parties. Violation of the indecency, children’s programming, closed captioning or sponsorship identification rules could potentially subject us to penalties, license revocation, or renewal or qualification proceedings. For example, as described under FCC Matters within Litigation, Claims, and Regulatory Matters under Note 11. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements and Note 10. Commitments and Contingencies within SBG’s Consolidated Financial Statements, on May 22, 2020, the FCC released an Order and Consent Decree pursuant to which we agreed to pay $48 million and implement a four year compliance plan to resolve various matters (which compliance plan terminated on May 29, 2024) and on June 27, 2025 the FCC released an Order and Consent Decree pursuant to which we agreed to pay $500,000 to resolve, without any admission of liability, a forfeiture order relating to the FCC’s limits on commercial matter in children’s television programming, a closed captioning investigation of Company station WUHF in Rochester, NY, and matters relating to certain of our pending station renewal applications. As part of the consent decree, we also agreed to implement a two-year compliance plan relating to the FCC’s limits on commercial matter in children’s programming and closed captioning rules, and the FCC agreed to grant the license renewal applications of all Company stations involved in the matters resolved by the consent decree.

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

The FCC’s multiple ownership rules and federal antitrust regulation may limit our ability to operate multiple television stations in some markets and may result in a reduction in our revenue or prevent us from reducing costs. Changes in these rules may change our existing strategic approach to certain television markets.

Television station ownership

As discussed in National Ownership Rule under Ownership Matters under Federal Regulation of Television Broadcasting within Item 1. Business, in December 2017, the FCC released a Notice of Proposed Rulemaking to examine the National Ownership Rule, including the UHF discount, which remains pending. On June 18, 2025, the FCC issued a Public Notice seeking comment to update the public record in this proceeding on whether to modify, retain, or eliminate the 39% national audience reach cap and/or the UHF discount. Because we are near the 39% cap without application of the UHF discount, changes to the UHF discount or National Ownership Rule could limit our ability to acquire television stations in additional markets.

As discussed in Local Marketing and Outsourcing Agreements under Federal Regulation of Television Broadcasting within Item 1. Business, certain of our stations have entered into outsourcing or joint sales agreements (“JSAs”) pursuant to which we may sell more than 15% of advertising time on a separately owned television station in the same market. We have entered into JSAs whereby 25 stations provide various related services such as sales, operational, and managerial services to other stations within the same markets. For additional information, refer to Television Markets and Stations within Item 1. Business. See Note 12. Variable Interest Entities within Sinclair’s Consolidated Financial Statements and Note 11. Variable Interest Entities within SBG’s Consolidated Financial Statements for further discussion of our JSAs which we consolidate as variable interest entities.

Certain of our stations have entered into LMAs pursuant to which we may provide programming to and sell advertising on a separately owned television station serving the same market. The FCC attributes LMAs to the programmer if the programmer provides more than 15% of a station’s weekly broadcast programming; provided, that, LMAs entered into prior to November 5, 1996, including ours, are currently exempt from attribution. The FCC may review these exempted LMAs in the future and if it determines to terminate or modify the exempt period and make all LMAs fully attributable we will be required to terminate or modify our exempted LMAs unless the FCC’s local ownership rules would permit us to own both stations. As of December 31, 2025, we provide services under exempted LMAs to five television stations owned by third parties. See Note 12. Variable Interest Entities within Sinclair’s Consolidated Financial Statements and Note 11. Variable Interest Entities within SBG’s Consolidated Financial Statements for further discussion of our LMAs which we consolidate as variable interest entities.

If we are required to terminate or modify our LMAs, JSAs and other outsourcing agreements, our business could be affected in the following ways:

•Loss of revenue. If the FCC requires us to modify or terminate existing arrangements, we would lose some or all of the revenue generated from those arrangements. We would lose revenue because we will have fewer demographic options, a smaller audience distribution and lower revenue share to offer to advertisers.
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

See Changes in the Rules of Television Ownership, Local Marketing Agreements, Joint Sales Agreements, Retransmission Consent Negotiations, and National Ownership Cap under Note 11. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements and Note 10. Commitments and Contingencies within SBG’s Consolidated Financial Statements.

Failure of owner / licensee to exercise control

The FCC requires the owner / licensee of a station to maintain independent control over the programming and operations of the station. As a result, the owners / licensees of those stations with which we have outsourcing agreements can exert their control in ways that may be counter to our interests, including the right to preempt or terminate programming in certain instances. The preemption and termination rights cause some uncertainty as to whether we will be able to air all of the programming that we have purchased under our LMAs and therefore, uncertainty about the advertising revenue that we will receive from such programming. In addition, if the FCC determines that the owner / licensee is not exercising sufficient control, it may penalize the owner/licensee by a fine, revocation of the license for the station or a denial of the renewal of that license. Any one of these scenarios, especially the revocation of or denial of renewal of a license, might result in a reduction of our cash flow or margins and an increase in our operating costs. In addition, penalties might also affect our qualifications to hold FCC licenses, putting our own licenses at risk.

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

We have also invested in, and will continue to invest in, the development of other technologies and products. Product development is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our technologies and products. Investments in new technologies and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, substantially increase the costs of development and negatively affect our results of operations.

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

Pandemics and public health emergencies have affected and may, in the future, adversely affect our businesses. We experienced adverse business impacts relating to advertising sales, the suspension of content production, delays in the creation and availability of our programming, and other negative effects on our business during the COVID-19 pandemic. Additionally, if portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connections with a pandemic or other public health emergency, there may be significant adverse effects on our business. In addition to the risks described above, a pandemic or other public health emergency may heighten other risks described in this section.

Our response to corporate social responsibility considerations, and compliance with laws and regulations related thereto, may adversely impact our business.

Until recently, state and federal regulators, investors, consumers, and other stakeholders were increasingly focused on environmental, social, and governance (“ESG”) considerations. While we engage in various initiatives to help manage our corporate social responsibility profile and respond to stakeholder expectations, which continue to evolve, such initiatives can be costly and may not have the desired effect. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, stakeholder expectations are not uniform, and both opponents and proponents of various ESG-related matters have increasingly resulted in a range of activism to advocate for their positions.

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

We are required to evaluate our goodwill, indefinite-lived and definite-lived intangible assets for impairment. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate an impairment may exist. For the year ended December 31, 2025, we did not identify any indicators that our definite-lived intangible assets may not be recoverable or that our goodwill or indefinite-lived assets were impaired. However, future losses of Distributors, continued elevated level of subscriber erosion, and any other factors that cause a deterioration in our financial results could result in future impairments charges. For additional information regarding impairments to our goodwill and intangible assets, see Valuation of Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within Sinclair’s Consolidated Financial Statements and Note 4. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets within SBG’s Consolidated Financial Statements.

We are subject to risks related to our use of AI, which is in the early stages of commercial use.

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

As of December 31, 2025, the Smiths hold shares representing approximately 81.3% of our common stock voting rights and, therefore, control the outcome of most matters submitted to a vote of our stockholders, including, but not limited to, electing directors, adopting amendments to our certificate of incorporation, and approving corporate transactions. The Smiths hold substantially all of the Class B Common Stock, which have ten votes per share. Our Class A Common Stock has only one vote per share. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as transfers effected for estate planning purposes. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. In addition, the Smiths hold four of the Board’s seats and, therefore, have the power to exert significant influence over our corporate management and policies. The Smiths have entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the Board until December 31, 2036.

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

(See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions, which will be included as part of our Proxy Statement for our 2026 Annual Meeting.)

Significant divestitures by the Smiths could cause them to own or control less than 51% of the voting power of our shares, which in turn (i) could, as discussed under A failure to comply with covenants under debt instruments could result in a default under such debt instruments, acceleration of amounts due under our debt, and loss of assets securing our loans within Item 1A. Risk Factors, under certain circumstances require us to offer to buy back some or all of the outstanding STG 5.500% unsecured notes due 2030, STG 8.125% first-out first lien secured notes due 2033, STG 4.375% second-out first lien secured notes due 2032, and STG 9.750% senior secured second lien notes due 2033 (the STG notes are collectively referred to as the “STG Notes”) and could result in an event of default under our new credit agreement as described under Liquidity and Capital Resources within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below (“New Credit Agreement”) and (ii) give Cunningham Broadcasting Corporation (“Cunningham”) the right to terminate the LMAs and other outsourcing agreements with Cunningham due to a “change in control.”

RISKS RELATING TO OUR DEBT

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a high level of debt, totaling $4,383 million at December 31, 2025, compared to the book value of shareholders’ equity of $370 million on the same date.

Our high level of debt poses risks, including the following risks, particularly in periods of declining revenue:

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
•if our distribution and advertising revenue decline, we may not be able to service our debt;
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

Despite our current level of debt, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.

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

Interest rates may increase in the future. As a result, interest rates on the obligations under the New Credit Agreement or other variable rate debt offerings could be higher or lower than current levels. As of December 31, 2025, approximately $1,432 million principal amount of our debt relates to the New Credit Agreement and is subject to variable interest rates. If interest rates increase, our debt service obligations on our variable rate debt would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our debt, would correspondingly decrease. While we may continue to enter into interest rate hedging agreements with respect to our borrowings under certain credit agreements, such agreements are not expected to fully mitigate against interest rate risk.

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

In addition, we may fail to meet the tests and thereby default on one or more of our obligations (particularly if the economy weakens and reduces our advertising revenue). If we default on our obligations, creditors could require immediate payment of the obligations or foreclose on collateral. If this happens, we could be forced to sell equity interests in our equity investments, broadcast stations or other assets or take other actions that could significantly reduce our value and we may not have sufficient assets or funds to pay our debt obligations.

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
•geopolitical conditions, including the war in Ukraine, conflicts in the Middle East and international trade sanctions, could negatively impact global supply prices and disrupt supply chain levels, which could negatively impact the operations of us, our customers’, our vendors’ and our Distributors;
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
•content providers may cut back on the amount of content we can acquire to program stations; and
•the possibility of our distribution customers losing subscribers, thereby impacting our distribution revenue.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.                   CYBERSECURITY

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within our enterprise risk management system and disclosure committee. The program addresses the corporate information technology environment, third-party service providers, and customer-facing products and applications.

Our Chief Information Security Officer (“CISO”) is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the cybersecurity committee and disclosure committee. Our CISO has over a decade of experience leading cybersecurity oversight, and others on our IT security team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. At the management level, our IT security team identifies risks by regularly monitoring alerts, meeting to discuss threat levels, trends, and remediation, and immediately informing the CISO, who leads the IT security team, upon the occurrence of any material event. The processes used to assess the risk level includes preparing a monthly cyber scorecard, regularly collecting data on cybersecurity threats and risk areas, and conducting an annual risk assessment. To assure risks are reduced and maintained, we conduct periodic external penetration tests, red team testing, and maturity testing to assess our processes and procedures and the threat landscape. We regularly test defenses by performing simulations and drills at both a technical level (including penetration tests) and by reviewing our operational policies and procedures with third-party experts. We view cybersecurity as a shared responsibility throughout the Company, and we periodically perform simulations and tabletop exercises at technical and management levels and incorporate external resources and advisors as needed. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity online training. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training. We maintain cybersecurity insurance; however, coverage may be insufficient and may not cover all losses (including business interruption, reputational harm, regulatory penalties, or litigation).

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Our IT security team conducts a review of third-party hosted applications including a focus on sensitive data shared with third parties, at least annually, but also upon entering into a new agreement that contains the use of a hosted application or if there is a significant change to such a contract. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide a System and Organization Controls (“SOC”) 1 or SOC 2 report from the vendor. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third-party providers is part of our overall cybersecurity risk management framework.

The Board oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The CISO briefs the cybersecurity committee on the effectiveness of the Company’s cyber risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by the Board, at least annually, as part of the Company’s corporate risk management process.

We face a number of cybersecurity risks in connection with our business. We have in the past experienced threats to and breaches of our data and systems, including ransomware, malware and computer virus attacks, including a ransomware attack in 2021 which had a material adverse impact on our business strategy and results of operations in 2021. For more information about the cybersecurity risks we face and have experienced, see the risk factor entitled “We have experienced a cyber-security breach in the past and may be vulnerable to future security breaches, data privacy, and other information technology failures that could have a material adverse effect on our financial performance and operating results and disrupt our operations” within Item 1A- Risk Factors.

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

See Litigation, Claims, and Regulatory Matters, under Note 11. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements and Litigation, Claims, and Regulatory Matters under Note 10. Commitments and Contingencies within SBG’s Consolidated Financial Statements for discussion related to certain pending lawsuits.

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

As of February 26, 2026, there are approximately 32 shareholders of record of Sinclair’s Class A Common Stock. Many of Sinclair’s shares of Class A Common Stock are held by brokers and institutions on behalf of stockholders. We are unable to estimate the total number of stockholders represented by these record holders.

We intend to pay regular quarterly dividends to our stockholders, although all future dividends on our Common Stock, if any, will be at the discretion of the Board and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board may deem relevant.

In February 2026, Sinclair declared a quarterly cash dividend of $0.25 per share.

See Note 2. Stock-Based Compensation Plans within Sinclair’s Consolidated Financial Statements for discussion of our stock-based compensation plans.

Comparative Stock Performance

The graph below matches Sinclair, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Sinclair, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Company/Index/Market	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Sinclair, Inc.	100.00	85.21	52.24	47.12	62.57	63.55
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Telecommunications Index	100.00	102.14	74.69	82.63	93.76	107.59

Stock Repurchases

For the quarter ended December 31, 2025: None

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

Overview

 The following Management’s Discussion and Analysis provides qualitative and quantitative information about Sinclair’s and SBG’s financial performance and condition which should be read in conjunction with the other sections in this annual report, including Item 1. Business and within Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements, including the accompanying notes to those statements. This discussion consists of the following sections:

Executive Overview — a description of our business, summary of significant events, and information about industry trends;

Critical Accounting Policies and Estimates — a discussion of the accounting policies that are most important in understanding the assumptions and judgments incorporated within Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements and a summary of recent accounting pronouncements;

Results of Operations — a summary of the components of Sinclair’s and SBG’s revenue by category and by network affiliation, a summary of other operating data, and an analysis of Sinclair’s and SBG’s revenue and expenses for 2025, 2024, and 2023, including a comparison between 2025 and 2024; and

Liquidity and Capital Resources — a discussion of Sinclair’s and SBG’s primary sources of liquidity and contractual cash obligations and an analysis of Sinclair’s and SBG’s cash flows from or used in operating activities, investing activities, and financing activities.

EXECUTIVE OVERVIEW

We are a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations and digital platform. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, sports, other original programming produced by us and our owned networks, and professional sports. Additionally, we own digital media products that are complementary to our extensive portfolio of television station related digital properties. We have interests in, own, manage and/or operate technical and software services companies, research and development for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2025, Sinclair had two reportable segments, local media and tennis, and SBG had one reportable segment, local media. Sinclair and SBG’s local media segment is comprised of our television stations, which are owned and/or operated by Sinclair and SBG’s wholly-owned subsidiary, STG and its direct and indirect subsidiaries, original networks and content. Sinclair’s tennis segment primarily consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows. Sinclair also earns revenue from non-broadcast digital and internet services, technical services, and non-media investments, included within “other.” Other and corporate are not reportable segments for either Sinclair or SBG.

As of December 31, 2025, STG, for which certain assets and results of operations are included in the local media segment and which is one of Sinclair and SBG’s wholly owned subsidiaries, was the primary obligor under the New Credit Agreement and the STG Notes. SBG and substantially all of STG’s subsidiaries are guarantors under the STG debt instruments. Sinclair’s Class A Common Stock and Class B Common Stock remain securities of Sinclair and not obligations or securities of STG.

For more information about our business, reportable segments, and our operating strategy, see Item 1. Business in this Annual Report on Form 10-K.

Summary of Significant Events

Content and Distribution
•In January 2025, Sinclair and NBC announced a comprehensive multi-year agreement that renews station affiliation agreements for 21 of SBG’s owned and/or operated NBC affiliates and affiliations in five markets where SBG provides sales and other services under a joint sales agreement or marketing service agreement.
•In the first quarter of 2025, Sinclair reached a distribution agreement with YouTube TV to continue carriage of Tennis Channel, TennisChannel 2, CHARGE!, Comet, and ROAR. The agreement also added carriage of The Nest and PickleBall TV.
•In April 2025, Sinclair launched BFFR, a weekly podcast from AMP Media hosted by women’s soccer icons Sydney Leroux and Ali Riley, across all major podcast platforms.
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
•In June 2025, WTA Ventures (Women’s Tennis Association) and Tennis Channel announced a new six-year media rights deal ensuring that Tennis Channel platforms will continue to be the exclusive home of WTA tennis in the United States through 2032.
•In June 2025, Sinclair launched two local sports podcasts: "The Script", a podcast on the Ohio State Buckeyes with former Ohio State stars Cardale Jones and Chris “Beanie” Wells, along with Columbus, Ohio’s ABC6/FOX28 Sports Director Dave Holmes; and "The Dynasty", a podcast on the Alabama Crimson Tide with former Alabama stars AJ McCarron and Trent Richardson, along with Chris Stewart, the voice of Alabama football.
•In August 2025, Tennis Channel signed extensions with the International Tennis Federation for the Davis Cup (through 2028) and Billie Jean King Cup (through 2027).
•In September 2025, Sinclair’s AMP Media launched THE TUNDRA: A Podcast on The Green Bay Packers.
•In January 2026, Sinclair’s AMP Media launched Cousins, a weekly podcast series hosted by NBA icons Vince Carter and Tracy McGrady.

Corporate Social Responsibility Practices
•In January 2025, Sinclair and Tennis Channel announced Sinclair Cares: California Wildfires Relief, a fundraising partnership with the Salvation Army to provide disaster relief support across Southern California which helped provide critical aid, shelter, food, fresh water, and support for wildfire survivors and first responders in Los Angeles.
•In March 2025, Sinclair announced a partnership with the Salvation Army to launch Sinclair Cares: From Homeless to Hope, a nationwide initiative, including content produced by Sinclair and airing on Sinclair’s newscasts, dedicated to raising awareness about homelessness by shedding light on the many faces of homelessness and highlighting solutions that offer hope and stability.
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
•In November 2025, Sinclair partnered with Feeding America to launch Sinclair Cares: Fill the Food Banks, a fundraising campaign to help provide meals to families across the U.S. during the holiday season.
•For the year ended December 31, 2025, our newsrooms won a total 246 journalism awards, including 32 regional Edward R. Murrow awards, 55 regional Emmy awards, and four National Headliner Awards.

NextGen TV (ATSC 3.0)
•In January 2025, Sinclair joined with three broadcast peers and merged BitPath to form a new company, EdgeBeam Wireless, to provide robust wireless data services to a wide range of businesses and industries across the country.
•In July 2025, Sinclair launched WKOF in Syracuse, New York as an ATSC 3.0 lighthouse, marking the first time a television license was initiated under the NextGen TV (ATSC 3.0) standard.

Transactions

•In June 2025, Sinclair purchased the broadcast assets of WSJV in South Bend-Elkhart, IN from Gray Television, Inc. ("Gray"), and sold the broadcast assets of WHOI in Peoria/Bloomington, IL to Gray.
•In June 2025, Sinclair acquired the license assets of KXVO in Omaha, NE, from Mitts Telecasting Company. Sinclair previously provided services to the station under an LMA.
•In June 2025, Sinclair’s digital marketing agency rebranded under the Digital Remedy brand.
•In July 2025, Sinclair sold the owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA).
•In August 2025, Sinclair acquired the license assets of WOLF in Hazleton, PA, WQMY in Williamsport, PA, and WGFL in High Springs, FL from New Age Media, LLC. Sinclair previously provided services to the stations under MSAs.
•In August 2025, Sinclair acquired the license assets of KMEG in Sioux City, IA from Waitt Broadcasting. Sinclair previously provided services to the station under a JSA.
•In August 2025, Sinclair acquired the license assets of KNSN in Reno, NV, KBTV in Beaumont, TX, and WSTR in Cincinnati, OH from Deerfield Media. Sinclair previously provided services to KNSN under an LMA and KBTV and WSTR under JSAs.
•In September 2025, Sinclair acquired the non-license assets of WLNE in Providence, RI.
•In October 2025, Sinclair acquired the license assets of WUTB in Baltimore, MD from Deerfield Media and WWHO in Columbus, OH from Manhan Media. Sinclair previously provided services to the stations under JSAs.
•In December 2025, Sinclair acquired the license assets of WWMB in Florence, SC from Howard Stirk Holdings. Sinclair previously provided services to the station under a time brokerage agreement.
•In December 2025, Sinclair acquired the license assets of WFLI in Chattanooga, TN and WTLF in Tallahassee, FL from MPS Media, LLC. Sinclair previously provided services to the stations under JSAs.
•In February 2026, Sinclair acquired KMTR, KMCB, and KTCW in Eugene, OR from Roberts Media. Sinclair previously provided services to the stations under JSAs and SSAs.
•In February 2026, the FCC granted Sinclair’s application to acquire WHAM in Rochester, NY, WGTU in Traverse City, MI and WEYI in Flint, MI. Sinclair currently provides services to these stations under JSAs and SSAs, however will look to close the transactions immediately.

Financing, Capital Allocation, and Shareholder Returns
•For the year ended December 31, 2025, Sinclair paid dividends of $1.00 per share. In February 2026, Sinclair declared a quarterly cash dividend of $0.25 per share.
•In the first quarter of 2025, Sinclair closed a new money financing and debt recapitalization to strengthen Sinclair’s balance sheet and better position it for long-term growth, which transactions are described more fully under Liquidity and Capital Resources below.
•In April 2025 and October 2025, STG repurchased $81 million and the remaining $89 million, respectively, aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million and $89 million, respectively. The 5.125% Senior Notes due 2027 acquired in April and October 2025 were canceled immediately following their acquisition.

Other Events
•In March 2025, Sinclair announced that Lucy Rutishauser, current Executive Vice President and Chief Financial Officer, will retire upon appointment and transition of her successor into the role.
•In June 2025, Sinclair announced the appointment of Conrad Clemson as Chief Executive Officer of EdgeBeam Wireless, Sinclair’s NextGen TV joint venture with industry peers.
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
•Recent FCC actions as well as Court decisions have relaxed certain media ownership regulations, which may continue, resulting in a more constructive environment for consolidation of the local broadcast industry.
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
•Advertising revenue related to the Summer Olympics occurs in even numbered years. Advertising revenue related to the Winter Olympics also occurs in even numbered years but are two years apart from the Summer Olympics. The Super Bowl is aired on a different network each year. All of these popularly viewed events can have an impact on our advertising revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, program costs, income taxes and variable interest entities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates have been consistently applied for all years presented in this report and in the past we have not experienced material differences between these estimates and actual results. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and such differences could be material.

We consider the following accounting policies to be the most critical as they are important to our financial condition and results of operations and require significant judgment and estimates on the part of management in their application. For a detailed discussion of the application of these and other accounting policies, see Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements.

Revenue Recognition. As discussed in Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements, we generate advertising revenue primarily from the sale of advertising spots/impressions on our broadcast television and digital platforms. Core and political advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where we provide audience ratings guarantees, to the extent that there is a ratings shortfall, we will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of our advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is realized is not significant. In certain circumstances, we require customers to pay in advance; payments received in advance of satisfying our performance obligations are reflected as deferred revenue.

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

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate that an impairment may exist. As of December 31, 2025, Sinclair’s consolidated balance sheet included $2,085 million and $149 million of goodwill and indefinite-lived intangible assets, respectively, and SBG’s consolidated balance sheet included $2,004 million and $122 million of goodwill and indefinite-lived intangible assets, respectively. We evaluate long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of our asset groups may not be recoverable.

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

Program Costs.  As discussed in Broadcast Television Programming under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements, we record an asset and corresponding liability for programming rights when the program is available for its first showing or telecast. These costs are expensed over the period in which an economic benefit is expected to be derived. To ensure the related assets for the programming rights are reflected in our consolidated balance sheets at the lower of unamortized cost or fair value, management estimates future advertising revenue to be generated by the remaining program material available under the contract terms. Management’s judgment is required in determining the timing of expense for these costs, which is dependent on the economic benefit expected to be generated from the program and may significantly differ from the timing of related payments under the contractual obligation. If our estimates of future advertising revenue decline, amortization expense could accelerate or fair value adjustments may be required.

Fair Value Measurements of Investments in Bally’s Securities. As discussed in Note 5. Other Assets and Note 16. Fair Value Measurements within Sinclair’s Consolidated Financial Statements, we entered into a commercial agreement with Bally’s Corporation (“Bally’s”) on November 18, 2020. As part of this arrangement, we received warrants to acquire common equity in the business. These financial instruments are measured each period at fair value, which is primarily derived from the trading price of the underlying common stock and the exercise price of the warrants.

Income Tax.  As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2025, a valuation allowance has been provided for deferred tax assets related to certain of our available state net operating loss carryforwards. As of December 31, 2024, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

Management periodically performs a comprehensive review of our tax positions, and we record a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what we have provided. See Note 10. Income Taxes within Sinclair’s Consolidated Financial Statements and Note 9. Income Taxes within SBG’s Consolidated Financial Statements, for further discussion of accrued unrecognized tax benefits.

Variable Interest Entities (“VIEs”).  As discussed in Note 12. Variable Interest Entities within Sinclair’s Consolidated Financial Statements and Note 11. Variable Interest Entities within SBG’s Consolidated Financial Statements, we have determined that certain third-party licensees of stations for which we perform services pursuant to arrangements, including LMAs, JSAs, and SSAs, are VIEs and we are the primary beneficiary of those variable interests because, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and because we absorb losses and returns that would be considered significant to the VIEs.

Transactions with Related Parties. We conduct certain business-related transactions with related persons or entities. See Note 13. Related Person Transactions within Sinclair’s Consolidated Financial Statements and Note 12. Related Person Transactions within SBG’s Consolidated Financial Statements for discussion of these transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Recent Accounting Pronouncements under Note 1. Nature of Operations and Summary of Significant Accounting Policies within each of Sinclair’s Consolidated Financial Statements and SBG’s Consolidated Financial Statements for a discussion of recent accounting policies and their impact on Sinclair’s and SBG’s financial statements.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, or December 31, respectively, for the year being discussed. As of December 31, 2025, we had two reportable segments for accounting purposes, local media and tennis.

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

Consolidated Operating Data

The following table sets forth certain of our consolidated operating data for the years ended December 31, 2025, 2024, and 2023 (in millions).

	Years Ended December 31,
	2025	2024	2023
Media revenue	$3,142	$3,511	$3,106
Non-media revenue	27	37	28
Total revenue	3,169	3,548	3,134
Media programming and production expenses	1,653	1,661	1,611
Media selling, general and administrative expenses	806	794	747
Depreciation and amortization expenses	249	250	271
Amortization of program costs	74	74	80
Non-media expenses	48	53	49
Corporate general and administrative expenses	185	185	694
Loss on deconsolidation of subsidiary	—	—	10
(Gain) loss on asset dispositions and other, net	(19)	(20)	3
Operating income (loss)	$173	$551	$(331)
Net (loss) income attributable to Sinclair	$(112)	$310	$(291)

A discussion regarding our financial results and operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial results and operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025 (our “2024 Annual Report”), which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.sbgi.net/investor-relations.

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the years ended December 31, 2025, 2024, and 2023 (in millions):

				Percent Change Increase / (Decrease)
	2025	2024	2023	‘25 vs.‘24	‘24 vs.‘23
Revenue:
Distribution revenue	$1,529	$1,543	$1,491	(1)%	4%
Core advertising revenue	1,124	1,152	1,192	(2)%	(3)%
Political advertising revenue	32	405	44	(92)%	n/m
Other media revenue	89	154	139	(42)%	11%
Media revenue (a)	$2,774	$3,254	$2,866	(15)%	14%

Operating Expenses:
Media programming and production expenses	$1,526	$1,536	$1,488	(1)%	3%
Media selling, general and administrative expenses (b)	666	742	694	(10)%	7%
Depreciation and amortization expenses	227	231	243	(2)%	(5)%
Amortization of program costs	74	74	80	—%	(8)%
Corporate general and administrative expenses	118	117	134	1%	(13)%
Non-media expenses	8	8	14	—%	(43)%
Gain on asset dispositions and other, net	(24)	(18)	(14)	33%	29%
Operating income	$179	$564	$227	(68)%	n/m
Interest expense including amortization of debt discount and deferred financing costs	$395	$304	$305	30%	—%
Gain on extinguishment of debt	$6	$1	$15	n/m	(93)%
Other income, net	$8	$40	$33	(80)%	21%

n/m - not meaningful
(a)Includes $10 million, $9 million, and $6 million for the years ended December 31, 2025, 2024, and 2023, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $22 million, $13 million, and $8 million for the years ended December 31, 2025, 2024, and 2023, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, decreased $14 million or 1% in 2025, when compared to the same period in 2024. Subscriber decreases impacted period-over-period distribution revenue by mid-teen percentages for the year ended December 31, 2025, partially offset by favorable contractual rate increases by low-teen percentages.

Core advertising revenue. Core advertising revenue decreased $28 million in 2025, when compared to the same period in 2024, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue decreased $373 million in 2025, when compared to the same period in 2024, primarily due to 2025 being an off-year election cycle and therefore having only a small number of political races and correspondingly less political advertising spending compared to 2024, which was a presidential political year.

Other media revenue. Other media revenue decreased $65 million in 2025, when compared to the same period in 2024, primarily due to a decrease related to certain services provided under management services agreements due to the expiration of the agreements.

SINCLAIR, INC. RESULTS OF OPERATIONS
The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the years ended December 31, 2025, 2024, and 2023:

	Percent of Advertising Revenue
	2025	2024	2023
Syndicated/Other programming	38%	35%	38%
Local news	28%	30%	29%
Network programming (a)	15%	17%	15%
Sports programming (a)	16%	16%	13%
Paid programming	3%	2%	5%

(a)Sports programming includes both local and network sports programming. Network programming is exclusive of any network sports          programming.

The following table sets forth our affiliate percentages of advertising revenue for the years ended December 31, 2025, 2024, and 2023:

	# of	Percent of Advertising Revenue
	Channels	2025	2024	2023
ABC	37	29%	27%	29%
FOX	53	23%	23%	24%
CBS	29	19%	20%	20%
NBC	24	13%	16%	12%
CW	44	4%	4%	5%
MNT	39	3%	3%	4%
Other	430	9%	7%	6%
Total	656

Expenses

Media programming and production expenses. Media programming and production expenses decreased $10 million in 2025, when compared to the same period in 2024, primarily due to a decrease in consulting and litigation expenses of $9 million, including the reversal of approximately $3 million previously expensed as a result of the FCC consent decree that is further discussed in Litigation, Claims, and Regulatory Matters under Note 11. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements.

Media selling, general and administrative expenses. Media selling, general and administrative expenses decreased $76 million during 2025, when compared to the same period in 2024, primarily due to a $22 million decrease in national sales commissions, a $13 million decrease in both employee compensation cost and in costs relating to our digital business, respectively, reversal of approximately $10 million previously expensed as a result of the FCC consent decree, as further discussed in Litigation, Claims, and Regulatory Matters under Note 11. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements, a $9 million decrease in trade related expenses, and an $8 million decrease in credit card fees.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Gain on asset dispositions and other, net. Gain on asset dispositions and other, net increased $6 million in 2025, when compared to the same period in 2024, primarily due to an increase of $20 million in proceeds related to our cyber and directors and officers’ insurance policies. Additionally, for the year ended December 31, 2025, we recognized a loss related to the sale of certain of our stations of approximately $8 million compared to a gain of $4 million for the year ended December 31, 2024 related to the sale of certain broadcast related assets. See Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements.

Depreciation and amortization expenses. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets decreased $4 million during 2025, when compared to the same period in 2024, primarily due to assets retired during 2025.

SINCLAIR, INC. RESULTS OF OPERATIONS
Interest expense including amortization of debt discount and deferred financing costs. Interest expense increased $91 million in 2025, when compared to the same period in 2024, primarily due to the Transactions, as defined and described in Credit Agreements and Notes under Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements. Included in interest expense for the year ended December 31, 2025 is $68 million of one-time financing costs that will not recur in future periods.

Gain on extinguishment of debt. Gain on extinguishment of debt increased $5 million in 2025, when compared to the same period in 2024, primarily due to gains on extinguishment of the 5.125% Senior Notes due 2027 and 4.125% Senior Secured Notes due 2030 of $7 million of $5 million, respectively, offset by a loss on extinguishment of the Term Loan B-2 of $6 million. See Credit Agreements and Notes under Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements.

Other income, net. Other income, net decreased $32 million in 2025, when compared to the same period in 2024, primarily due to a $26 million gain related to the sale of certain broadcast related assets that occurred in 2024 versus a loss of $3 million in 2025.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

				Percent Change Increase / (Decrease)
	2025	2024	2023	‘25 vs.‘24	‘24 vs.‘23
Revenue:
Distribution revenue	$216	$203	$189	6%	7%
Core advertising revenue	45	39	37	15%	5%
Other media revenue	4	5	2	(20)%	n/m
Media revenue	$265	$247	$228	7%	8%

Operating Expenses:
Media programming and production expenses	$125	$125	$115	—%	9%
Media selling, general and administrative expenses (a)	65	53	41	23%	29%
Depreciation and amortization expenses	21	21	21	—%	—%
Corporate general and administrative expenses	2	2	1	—%	n/m
Operating income	$52	$46	$50	13%	(8)%

n/m - not meaningful
(a)Includes $10 million, $9 million, and $6 million for years ended December 31, 2025, 2024, and 2023, respectively, of intercompany expense related to certain advertising services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for the right to distribute Tennis Channel, increased $13 million or 6% in 2025, when compared to the same period in 2024. The increase was primarily due to mid-teen percentage increases in contractual rates and a high single-digit percentage increase in TennisChannel 2 subscriptions, partially offset by a decrease in subscribers by low-teen percentages for the period.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue increased $6 million in 2025, when compared to the same period in 2024, primarily due to stronger linear sales, as well as higher advertising sales within the TennisChannel 2 platform as a result of increased subscribers.

Expenses

Media programming and production expenses. Media programming and production expenses remained flat in 2025, when compared to the same period in 2024.

SINCLAIR, INC. RESULTS OF OPERATIONS
Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $12 million in 2025, when compared to the same period in 2024, primarily due to an increase in costs associated with the launch of the TennisChannel 2 platform and an increase in expenses related to certain services provided by the local media segment, which is eliminated in consolidation.

Corporate general and administrative expenses.  See explanation under Corporate and Unallocated Expenses.

Other

The following table sets forth our revenue and expenses for our non-broadcast digital and internet solutions, technical sales and services, and non-media investments (collectively, “Other”) for the years ended December 31, 2025, 2024, and 2023 (in millions):

				Percent Change Increase / (Decrease)
	2025	2024	2023	‘25 vs.‘24	‘24 vs.‘23
Revenue:
Media revenue (a)	$135	$33	$28	n/m	18%
Non-media revenue (b)	$31	$43	$34	(28)%	26%

Operating Expenses:
Media expenses (c)	$109	$21	$35	n/m	(40)%
Non-media expenses (d)	$43	$48	$39	(10)%	23%
(Gain) loss on asset dispositions and other, net	$(10)	$(2)	$18	n/m	n/m
Operating income (loss)	$17	$4	$(44)	n/m	n/m
Income from equity method investments	$64	$121	$31	(47)%	n/m
Other expense, net	$(12)	$(14)	$(80)	(14)%	(83)%

n/m — not meaningful
(a)Media revenue for the years ended December 31, 2025, 2024, and 2023 includes $22 million, $13 million, and $8 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(b)Non-media revenue for the year ended December 31, 2025, 2024, and 2023 includes $4 million, $6 million, and $6 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which are eliminated in consolidation.
(c)Media expenses for the year ended December 31, 2023 include $2 million of intercompany expenses primarily related to certain services provided by the local media segment, which are eliminated in consolidation.
(d)Non-media expenses for the years ended December 31, 2025, 2024, and 2023 include $3 million, $3 million, and $4 million, respectively, of intercompany expenses related to certain services provided by the local media segment, which are eliminated in consolidation.

Revenue. Media revenue increased $102 million during 2025, when compared to the same period in 2024, primarily due to an increase in advertising revenue related to the acquisition of Digital Remedy, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media revenue decreased $12 million during 2025, when compared to the same period in 2024, primarily due to lower sales within our consolidated real estate investments and a decrease in broadcast equipment sales.

Expenses. Media expenses increased $88 million during 2025, when compared to the same period in 2024, primarily due to an increase in selling, general and administrative expenses related to the acquisition of Digital Remedy, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media expenses decreased $5 million during 2025, when compared to the same period in 2024, primarily due to a decrease in expenses associated with lower broadcast equipment sales.

(Gain) loss on asset dispositions and other, net. Gain on asset dispositions and other, net increased $8 million during 2025, when compared to the same period in 2024, primarily due to an increase in proceeds related to our directors and officers insurance policies.

Income from equity method investments. Income from equity method investments decreased $57 million during 2025, when compared to the same period in 2024, primarily due to a $93 million gain on the sale of our interest in a sports media and marketing business in 2024, partially offset by gains related to real estate investments in 2025, which are included in income from equity method investments in our consolidated statements of operations.

SINCLAIR, INC. RESULTS OF OPERATIONS

Other expense, net. Other expense, net remained relatively flat during 2025, when compared to the same period in 2024.

Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the years ended December 31, 2025, 2024, and 2023 (in millions):

				Percent Change Increase/ (Decrease)
	2025	2024	2023	‘25 vs.‘24	‘24 vs.‘23
Corporate general and administrative expenses	$185	$185	$694	—%	(73)%
Loss on deconsolidation of subsidiary	$—	$—	$10	n/m	n/m
(Gain) loss on asset dispositions and other, net	$(19)	$(20)	$3	(5)%	n/m
Income tax benefit (provision)	$54	$(76)	$358	n/m	n/m

n/m — not meaningful

The table above and explanations that follow cover total consolidated corporate and unallocated expenses.

Corporate general and administrative expenses. Corporate general and administrative expenses remained flat in 2025, when compared to the same period in 2024.

(Gain) loss on asset dispositions and other, net. For the year ended December 31, 2025, we recognized a loss of $8 million related to our station sales and an expense of $15 million related to the Marquee guarantee as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements. These losses were offset by gains of $45 million related to proceeds from our cyber and directors and officers’ insurance policies, which are further discussed above in Local Media Segment and Other under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax benefit (provision). The 2025 income tax benefit for our pre-tax loss of $153 million resulted in an effective tax rate of 35.6%. The 2024 income tax provision for our pre-tax income of $395 million resulted in an effective tax rate of 19.1%. The increase in the effective tax rate from 2024 to 2025 is primarily due to the 2025 benefit from the release of valuation allowance on deferred tax assets as a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions.

As of December 31, 2025, we had a net deferred tax liability of $213 million as compared to a net deferred tax liability of $335 million as of December 31, 2024. The decrease in net deferred tax liability primarily relates to the exit of our investment in Diamond Sports Intermediate Holdings LLC and its subsidiaries (“Diamond”).

As of December 31, 2025 and 2024, we had $15 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect our effective tax rate. We recognized $1 million of income tax expense for interest related to uncertain tax positions for each of the years ended December 31, 2025 and 2024. See Note 10. Income Taxes within Sinclair’s Consolidated Financial Statements for further information.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the first, second, third, or fourth quarters are to the three months ended March 31, June 30, September 30, or December 31, respectively, for the year being discussed. As of December 31, 2025, SBG had one reportable segment for accounting purposes, local media.

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

Consolidated Operating Data

The following table sets forth certain of SBG’s consolidated operating data for the years ended December 31, 2025, 2024, and 2023 (in millions).

	Years Ended December 31,
	2025	2024	2023
Media revenue	$2,774	$3,254	$2,968
Non-media revenue	—	—	10
Total revenue	2,774	3,254	2,978
Media programming and production expenses	1,526	1,536	1,543
Media selling, general and administrative expenses	666	742	719
Depreciation and amortization expenses	227	231	252
Amortization of program costs	74	74	80
Non-media expenses	8	8	24
Corporate general and administrative expenses	118	123	654
Loss on deconsolidation of subsidiary	—	—	10
Gain on asset dispositions and other, net	(8)	(18)	(2)
Operating income (loss)	$163	$558	$(302)
Net (loss) income attributable to SBG	$(161)	$229	$(257)

A discussion regarding SBG’s financial results and operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding SBG’s financial results and operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Item 7 of Part II of the 2024 Annual Report, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.sbgi.net/investor-relations.

Local Media Segment

Refer to Local Media Segment above under Sinclair’s Results of Operations for a discussion of SBG’s local media segment, which is the same as Sinclair’s local media segment for all of the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025 the unrestricted subsidiaries (as defined in the New Credit Agreement, “Unrestricted Subsidiaries”) represented 1% of SBG’s total assets. For the year ended December 31, 2025, the Unrestricted Subsidiaries represented 0% of SBG’s total revenue and decreased SBG’s total operating income by 1%.

As of December 31, 2025 and for the year ended December 31, 2025, SBG had no restricted subsidiaries that were non-guarantors (as defined in the New Credit Agreement).

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Other

The following table sets forth SBG’s revenue and expenses for tennis, non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, “Other”) for the year ended December 31, 2023 (in millions):

For the Period January 1, 2023 to May 31, 2023
Revenue:	(e)
Distribution revenue	$76
Core advertising revenue	29
Other media revenue	3
Media revenue (a)	$108
Non-media revenue (b)	$11

Operating Expenses:
Media expenses (c)	$86
Non-media expenses (d)	$10
Loss on asset dispositions and other, net	$13
Income from equity method investments	$31

n/m — not meaningful
(a)Media revenue for the year ended December 31, 2023 includes $3 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenue for the year ended December 31, 2023 includes $1 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Media expenses for the year ended December 31, 2023 include $1 million of intercompany expenses primarily related to certain services provided by the local media segment, which is eliminated in consolidation.
(d)Non-media expenses for the year ended December 31, 2023 include $1 million of intercompany expenses related to certain services provided by the local media segment, which is eliminated in consolidation.
(e)Represents the activity prior to the Reorganization on June 1, 2023. There was no reportable activity for the June through December period in the year ended December 31, 2023 following the Reorganization on June 1, 2023. See Company Reorganization under Note 1. Nature of Operations and Summary of Significant Accounting Policies within SBG’s Consolidated Financial Statements.

Corporate and Unallocated Expenses

The following table presents SBG’s corporate and unallocated expenses for the years ended December 31, 2025, 2024, and 2023 (in millions):

				Percent Change Increase/ (Decrease)
	2025	2024	2023	‘25 vs.‘24	‘24 vs.‘23
Corporate general and administrative expenses	$118	$123	$654	(4)%	(81)%
Loss on deconsolidation of subsidiary	$—	$—	$10	n/m	n/m
Gain on asset dispositions and other, net	$(8)	$(18)	$(2)	(56)%	n/m
Income tax benefit (provision)	$63	$(60)	$359	n/m	n/m

n/m — not meaningful

The table above and explanations that follow cover SBG’s total consolidated corporate and unallocated expenses.

Corporate general and administrative expenses.  Corporate general and administrative expenses decreased $5 million in 2025, when compared to the same period in 2024, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 10. Commitments and Contingencies within SBG’s Consolidated Financial Statements.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Gain on asset dispositions and other, net. For the year ended December 31, 2025, SBG recognized a loss of $8 million related to station sales and an expense of $15 million related to the Marquee guarantee as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 6. Notes Payable and Commercial Bank Financing within SBG’s Consolidated Financial Statements. These losses were offset by gains of $35 million related to proceeds from SBG’s cyber and directors and officers’ insurance policies, which are further discussed in Local Media Segment under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Sinclair, Inc.’s Results of Operations.

Income tax benefit (provision). The 2025 income tax benefit for SBG’s pre-tax loss of $218 million resulted in an effective tax rate of 28.9%. The 2024 income tax benefit for SBG’s pre-tax income of $295 million resulted in an effective tax rate of 20.3%. The increase in the effective tax rate from 2024 to 2025 is primarily due to the 2025 benefit from the release of valuation allowance on deferred tax assets as a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions.

As of December 31, 2025, SBG had a net deferred tax liability of $255 million as compared to a net deferred tax liability of $373 million as of December 31, 2024. The decrease in net deferred tax liability primarily relates to the exit of SBG’s investment in Diamond.

As of December 31, 2025, SBG had $14 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect SBG’s effective tax rate. As of December 31, 2024, SBG had $13 million of gross unrecognized tax benefits, all of which, if recognized, would favorably affect SBG’s effective tax rate. SBG recognized $1 million of income tax expense for interest related to uncertain tax positions for each of the years ended December 31, 2025 and 2024. See Note 9. Income Taxes within SBG’s Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, Sinclair had net working capital of approximately $997 million, including $866 million in cash and cash equivalent balances and approximately $612.5 million of available borrowing capacity, including $575 million under the New Credit Agreement and $37.5 million under the bank credit agreement amended as of February 12, 2025 (the “Amended Credit Agreement”). As of December 31, 2025, cash on hand, cash generated by Sinclair’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement were used as Sinclair’s primary sources of liquidity.

As of December 31, 2025, SBG had net working capital of approximately $521 million, including $401 million in cash and cash equivalent balances and approximately $612.5 million of available borrowing capacity, including $575 million under the New Credit Agreement and $37.5 million under the Amended Credit Agreement. As of December 31, 2025, cash on hand, cash generated by SBG’s operations, and borrowing capacity under the New Credit Agreement and Amended Credit Agreement were used as SBG’s primary sources of liquidity.

The First-Out Revolving Credit Facility (as defined and described in Credit Agreements and Notes under Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements and Credit Agreements and Notes under Note 6. Notes Payable and Commercial Bank Financing within SBG’s Consolidated Financial Statements) includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of December 31, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of December 31, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of December 31, 2025.

During the year ended December 31, 2025, STG completed the Transactions, as described in Credit Agreements and Notes under Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements and Credit Agreements and Notes under Note 6. Notes Payable and Commercial Bank Financing within SBG’s Consolidated Financial Statements, including a new money financing and debt recapitalization, which strengthened the Company’s balance sheet and better positioned it for long-term growth. STG’s nearest term maturity, Term Loan B-2 due 2026, was repaid with proceeds from the issuance of STG’s 8.125% first-out first lien secured notes due 2033, along with the extension of maturities of other debt tranches, which significantly extended STG’s maturity profile. See Credit Agreements and Notes under Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements and Credit Agreements and Notes under Note 6. Notes Payable and Commercial Bank Financing within SBG’s Consolidated Financial Statements, for further information.

In April 2025, STG repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. In October 2025, STG repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $89 million. The 5.125% Senior Notes due 2027 acquired in 2025 were canceled immediately following their acquisition.

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “A/R Facility”) with Wells Fargo Bank, N.A., as administrative agent (“Wells”), which matures on November 6, 2028, in order to enable STG to raise incremental, low-cost capital. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain subsidiaries of STG identified therein (the “Originators”) to STG. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. As of December 31, 2025, the total amount outstanding under the A/R Facility was $375 million.

For the year ending December 31, 2026, Sinclair and SBG expect capital expenditures to be with the range of $75 million to $80 million and $72 million to $77 million, respectively, primarily related to station technical, maintenance, and building projects.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair and SBG have various contractual obligations which are recorded as liabilities in Sinclair’s and SBG’s consolidated financial statements, such as notes payable, finance leases, and commercial bank financing; operating leases; and active television program contracts. Certain other contractual obligations have not been recognized as liabilities in Sinclair’s and SBG’s consolidated financial statements, such as certain future television program contracts and network programming rights. Active television program contracts are included in Sinclair’s and SBG’s balance sheets as an asset and liability while future television program contracts are excluded until the cost is known, the program is available for its first showing or telecast, and the licensee has accepted the program. Industry protocol typically enables us to make payments for television program contracts on a three-month lag, which differs from the contractual timing. As of December 31, 2025, Sinclair’s and SBG’s significant contractual obligations included:

Sinclair:
•Total debt of Sinclair, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, of $4,383 million, including current debt, due within the next 12 months, of $25 million.
•Interest due on Sinclair’s total debt in the next twelve months of $318 million, including interest estimated on Sinclair’s variable rate debt calculated at an effective weighted average interest rate of 7.17% as of December 31, 2025.
•Sinclair’s contractual amounts owed through the expiration date of the underlying agreement for active and future television program contracts, network programming rights, and Tennis programming rights of $1,577 million, including $1,006 million due within the next 12 months. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the previous amounts based on current subscriber amounts.

SBG:
•Total debt of SBG, defined as current and long-term notes payable, finance leases, and commercial bank financing, including finance leases of affiliates, of $4,383 million, including current debt, due within the next 12 months, of $25 million.
•Interest due on SBG’s total debt in the next twelve months of $318 million, including interest estimated on SBG’s variable rate debt calculated at an effective weighted average interest rate of 7.17% as of December 31, 2025.
•SBG’s contractual amounts owed through the expiration date of the underlying agreement for active and future television program contracts and network programming rights of $1,052 million, including $934 million due within the next 12 months. Network programming agreements may include variable fee components such as subscriber levels, which in certain circumstances have been estimated and reflected in the previous amounts based on current subscriber amounts.

See Note 6. Notes Payable and Commercial Bank Financing, Note 7. Leases, and Note 8. Program Contracts within Sinclair’s Consolidated Financial Statements and Note 6. Notes Payable and Commercial Bank Financing, Note 7. Leases, and Note 8. Program Contracts within SBG’s Consolidated Financial Statements for further information.
Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment’s operations, borrowing capacity under the New Credit Agreement, the Amended Credit Agreement, and the A/R Facility will be sufficient to satisfy the local media segment’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from SBG, the tennis segment and other’s operations will be sufficient to satisfy SBG’s, the tennis segment’s and other’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, and other geopolitical matters, natural disasters, and pandemics, and their resulting effect on the economy, Sinclair’s and SBG’s advertisers, and Sinclair’s and SBG’s Distributors and their subscribers, could affect Sinclair’s and SBG’s liquidity and first lien leverage ratio which could affect Sinclair’s and SBG’s ability to access the full borrowing capacity under the New Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair’s cash flows for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Net cash flows from operating activities	$189	$98	$235
Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(74)	$(84)	$(92)
Acquisition of businesses, net of cash acquired	(29)	—	—
Purchases of investments	(51)	(50)	(72)
Distributions and proceeds from investments	30	203	206
Other, net	4	8	10
Net cash flows (used in) from investing activities	$(120)	$77	$52
Cash flow from (used in) financing activities:
Proceeds from notes payable and commercial bank financing	$1,805	$—	$—
Repayments of notes payable, commercial bank financing and finance leases	(1,515)	(61)	(85)
Repurchase of outstanding Class A Common Stock	—	—	(153)
Dividends paid on Class A and Class B Common Stock	(69)	(66)	(65)
Repurchase of redeemable subsidiary preferred equity	—	—	(190)
Debt issuance costs	(96)	—	—
Distributions to noncontrolling interests	(17)	(12)	(13)
Other, net	(8)	(1)	(3)
Net cash flows from (used in) financing activities	$100	$(140)	$(509)

Operating Activities

Net cash flows from Sinclair’s operating activities increased for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to cash receipts from insurance policies in the current period, a decrease in production costs, and the litigation settlement payment to Diamond Sports Group, LLC (“DSG”) that occurred in the prior period, partially offset by a decrease in cash collections from Distributors, a decrease in cash collections related to political revenue, and an increase in overhead costs.

Investing Activities

Net cash flows used in Sinclair’s investing activities increased for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to a decrease in the distributions and proceeds from investments and the acquisition of Digital Remedy in the first quarter of 2025.

Financing Activities

Net cash flows from Sinclair’s financing activities increased for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to draws under the A/R Facility in the fourth quarter of 2025 and the Transactions during the first quarter of 2025, partially offset by the repurchase of the 5.125% Senior Notes due 2027 during the second and fourth quarters of 2025. See Note 6. Notes Payable and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements for further information related to the A/R Facility, the Transactions, and the repurchase of the 5.125% Senior Notes due 2027.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG’s cash flows for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Net cash flows from operating activities	$98	$71	$260
Cash flows (used in) from investing activities:
Acquisition of property and equipment	$(73)	$(80)	$(90)
Purchases of investments	(1)	(4)	(39)
Distributions and proceeds from investments	—	43	204
Other, net	4	3	9
Net cash flows (used in) from investing activities	$(70)	$(38)	$84
Cash flow from (used in) financing activities:
Proceeds from notes payable and commercial bank financing	$1,805	$—	$—
Repayments of notes payable, commercial bank financing and finance leases	(1,515)	(61)	(85)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	—	(153)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	—	(18)
Repurchase of redeemable subsidiary preferred equity	—	—	(190)
Debt issuance costs	(96)	—	—
(Distributions to) contributions from member, net	(102)	10	(448)
Distributions to noncontrolling interests	(10)	(10)	(12)
Other, net	—	—	(3)
Net cash flows from (used in) financing activities	$82	$(61)	$(909)

Operating Activities

Net cash flows from SBG’s operating activities increased for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to cash receipts from insurance policies in the current period, a decrease in production and overhead costs, and the the litigation settlement payment to DSG that occurred in the prior period, partially offset by a decrease in cash collections from Distributors and a decrease in cash collections related to political revenue.

Investing Activities

Net cash flows used in SBG’s investing activities increased for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to a decrease in distributions and proceeds from the sale of broadcast investments, partially offset by a decrease in the acquisition of property and equipment in the current period.

Financing Activities

Net cash flows from SBG’s financing activities increased for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to draws under the A/R Facility in the fourth quarter of 2025 and the Transactions during the first quarter of 2025, partially offset by the repurchase of the 5.125% Senior Notes due 2027 during the second and fourth quarters of 2025. See Note 6. Notes Payable and Commercial Bank Financing within SBG’s Consolidated Financial Statements for further information related to the A/R Facility, the Transactions, and the repurchase of the 5.125% Senior Notes due 2027.

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

Sinclair and SBG are exposed to risk from the changing interest rates of their variable rate debt issued under the New Credit Agreement, Amended Credit Agreement, and A/R Facility. Based on Sinclair‘sand SBG’s total variable rate debt under the New Credit Agreement, Amended Credit Agreement, and A/R Facility as of December 31, 2025 of $1,810 million, Sinclair and SBG estimate that adding 1% to respective interest rates would result in an increase in each of Sinclair’s and SBG’s interest expense of $18 million, exclusive of any impact of our interest rate swap.

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

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2025.

ITEM 9A.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Each of Sinclair’s and SBG’s management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2025.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of December 31, 2025, each of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair’s and SBG’s disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Sinclair’s and SBG’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of Sinclair’s and SBG’s management, including Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer, Sinclair and SBG assessed the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on Sinclair’s and SBG’s assessment, Sinclair’s and SBG’s management has concluded that, as of December 31, 2025, Sinclair’s and SBG’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Sinclair’s and SBG’s internal control over financial reporting as of December 31, 2025 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Sinclair’s and SBG’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Sinclair’s and SBG’s internal control over financial reporting.

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

 ITEM 9B.                                       OTHER INFORMATION

During the three months ended December 31, 2025, none of Sinclair’s or SBG’s directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2026 Annual Meeting of Stockholders under the captions, “Directors, Executive Officers and Key Employees,” “Delinquent Section 16(a) Reports,” “Code of Business Conduct and Ethics,” “Corporate Governance,” and “Related Person Transactions,” as applicable, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2026 Annual Meeting of Stockholders under the captions, “Compensation Discussion and Analysis”, “Director Compensation for 2025,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2026 Annual Meeting of Stockholders under the caption, “Security Ownership of Certain Beneficial Owners and Management,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2026 Annual Meeting of Stockholders under the captions, “Related Person Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in Sinclair’s Proxy Statement for Sinclair’s 2026 Annual Meeting of Stockholders under the caption, “Disclosure of Fees Charged by Independent Registered Public Accounting Firm,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 and is incorporated by reference in this report.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

The following consolidated financial statements of Sinclair, Inc. required by this item are submitted in a separate section beginning on page F-1 of this report.

Sinclair, Inc. Financial Statements:	Page:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023	F-5
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024, and 2023	F-6
Consolidated Statement of Equity for the Years Ended December 31, 2025 and 2024 and Consolidated Statement of Equity and Redeemable Noncontrolling Interests for the Year Ended December 31, 2023	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	F-10
Notes to Consolidated Financial Statements	F-11

The following consolidated financial statements of Sinclair Broadcast Group, LLC required by this item are submitted in a separate section beginning on page F-50 of this report.

Sinclair Broadcast Group, LLC Financial Statements:	Page:
Report of Independent Registered Public Accounting Firm	F-51
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-53
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023	F-54
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024, and 2023	F-55
Consolidated Statement of Member's Deficit for the Years Ended December 31, 2025 and 2024 and Consolidated Statement of Member’s Equity (Deficit) and Redeemable Noncontrolling Interests for the Year Ended December 31, 2023
F-56
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	F-59
Notes to Consolidated Financial Statements	F-60

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

3.1
Articles of Amendment and Restatement of Sinclair, Inc., effective June 1, 2023, as amended by the Amendment to the Articles of Amendment and Restatement of Sinclair, Inc., effective June 6, 2025. (Incorporated by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025.)

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

4.2
Secured Notes Indenture, dated as of December 4, 2020, by and among Sinclair Television Group, Inc., the guarantors party thereto and U.S. Bank National Association as trustee and notes collateral agent. (Incorporated by reference from Exhibit 4.1 to Old Sinclair's Current Report on Form 8-K filed on December 4, 2020.)

4.3
Supplemental Indenture No. 4, dated as of February 10, 2025, by and among Sinclair Television Group, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee and collateral trustee with respect to STG’s 4.125% Senior Secured Notes due 2030. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on February 13, 2025.)

4.4
Indenture, dated as of February 12, 2025, by and among Sinclair Television Group, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee with respect to STG’s 8.125% First-Out First Lien Secured Notes due 2033. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2025.)

4.5
Indenture, dated as of February 12, 2025, by and among Sinclair Television Group, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee with respect to STG’s 4.375% Second-Out First Lien Secured Notes due 2032. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on February 13, 2025.)

4.6
Indenture, dated as of February 12, 2025, by and among Sinclair Television Group, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee with respect to STG’s 9.750% Senior Secured Second Lien Notes due 2033. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on February 13, 2025.)

4.7	Description of Sinclair, Inc.'s Class A Common Stock. (Incorporated by reference from Exhibit 4.4 to Sinclair, Inc.’s Annual Report on Form 10-K filed February 29. 2024.)
10.1*	Sinclair, Inc. 2022 Stock Incentive Plan (Incorporated by reference from Exhibit A to Old Sinclair's Proxy Statement on Schedule 14A filed April 22, 2022.)
10.2*	Sinclair, Inc. Annual Incentive Plan adopted on February 25, 2025. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2025.)
10.3*	Form of Restricted Stock Award Agreement - March 2024 Grants. (Incorporated by reference from Exhibit 10.1 to Sinclair, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2024.)
10.4*	Form of Stock Appreciation Rights Agreement - March 2024 Grants. (Incorporated by reference from Exhibit 10.2 to Sinclair. Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2024.)
10.5*†	Restricted Stock Unit Agreement, between Sinclair, Inc. and Narinder K Sahai dated July 7, 2025.
10.6*
Employment Agreement by and between Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.) and Frederick G. Smith, dated June 12, 1998. (Incorporated by reference from Exhibit 10.2 to Old Sinclair’s Quarterly Report on Form 10-Q filed November 13, 1998.)

10.7*
Employment Agreement by and between Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.) and J. Duncan Smith, dated June 12, 1998. (Incorporated by reference from Exhibit 10.1 to Old Sinclair’s Quarterly Report on Form 10-Q filed November 13, 1998.)

10.8*
Second Amended and Restated Employment Agreement Sinclair, Inc, Sinclair, Broadcast Group LLC, and Christopher Ripley dated August 8, 2024. (Incorporated by reference from Exhibit 10.1 to Sinclair, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2024.)

10.9*
Amended and Restated Employment Agreement by and between Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.) and Lucy Rutishauser dated August 29, 2017. (Incorporated by reference from Exhibit 10.2 to Old Sinclair's Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.10*
Consulting Agreement dated and effective as of October 1, 2025 by and between Sinclair, Inc. and any successor Company and LMR Board Service & Advisory LLC for services of Lucy Rutishauser, an individual. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.11*
Employment Agreement among Sinclair, Inc., Sinclair Broadcast Group, LLC, and Narinder Sahai dated July 7, 2025. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025.)

10.12*
Amended and Restated Employment Agreement by and between Sinclair Television Group, Inc. and Robert Weisbord dated January 16, 2020. (Incorporated by reference from Exhibit 10.3 to Old Sinclair's Quarterly Report on Form 10-Q filed on May 10, 2021.)

10.13*
Amendment No. 1 dated June 20, 2023 with an effective date of January 1, 2023 to the Amended and Restated Employment Agreement between Sinclair Television Group, Inc. and Robert Weisbord effective as of January 1, 2020. (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on August 9, 2023.)

10.14*
Amendment Number Two dated September 19, 2025 with an effective date of January 1, 2025 to the Amended and Restated Employment Agreement between Sinclair Television Group, Inc. and Robert Weisbord effective as of January 1, 2020, as previously amended by that certain Amendment Number One dated June 20, 2023 and effective as of January 1, 2023. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025.)

10.15*
Employment Agreement by and between Sinclair, Inc., Sinclair Broadcast Group, LLC, and David B. Gibber dated March 27, 2024. (Incorporated by reference from Exhibit 10.3 to Sinclair, Inc.’s Quarterly Report on Form 10-Q Filed on May 10, 2024.)

10.16
Amended and Restated Lease dated as of February 8, 2010 between Gerstell Development Limited Partnership and Sinclair Media I, Inc. (Incorporated by reference from Exhibit 10.24 to Old Sinclair’s Annual Report on Form 10-K filed March 5, 2010.)

10.17
Amended and Restated Lease dated as of February 8, 2010 between Cunningham Communications, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.25 to Old Sinclair’s Annual Report on Form 10-K filed March 5, 2010.)

10.18
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.26 to Old Sinclair’s Annual Report on Form 10-K filed March 5, 2010.)

10.19
Amended and Restated Lease dated as of February 8, 2010 between Keyser Investment Group, Inc. and Sinclair Communications, LLC. (Incorporated by reference from Exhibit 10.27 to Old Sinclair's Annual Report on Form 10-K filed March 5, 2010.)

10.20
Amendment No. 1 to Lease dated as of January 1, 2013 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Exhibit 10.34 to Old Sinclair’s Annual Report on Form 10-K filed on March 12, 2013.)

10.21
Amendment No. 2 to Lease dated as of January 1, 2024 between Keyser Investment Group, Inc. and Sinclair Communications LLC. (Incorporated by reference from Exhibit 10.15 to Sinclair, Inc.’s Annual Report on Form 10-K filed on February 29, 2024.)

10.22
Amendment of Lease dated as of March 28, 2008 by and between Beaver Dam Limited Liability Company and Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.). (Incorporated by reference from Old Sinclair's Quarterly Report on Form 10-Q filed on May 10, 2018.)

10.23
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

10.24
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

10.25
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

10.26
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

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.27
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

10.28
Transaction Support Agreement, dated as of January 12, 2025, by and among Sinclair Television Group, Inc. and the Holders identified therein. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 14, 2025.)

10.29
Credit Agreement, dated as of February 12, 2025, by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, LLC, the issuing banks and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, solely as collateral trustee. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2025.)

10.30
Seventh Amendment, dated as of February 12, 2025, to Seventh Amended and Restated Credit Agreement, by and among Sinclair Television Group, Inc., Sinclair Broadcast Group, LLC (formerly Sinclair Broadcast Group, Inc.), the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, CSC Delaware Trust Company, as successor administrative agent and collateral agent, and JPMorgan Chase Bank, N.A. (as successor to Chase Lincoln First Commercial Corporation), as swingline lender, and each of lenders from time to time party thereto. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 13, 2025.)

10.31
Omnibus Assignment, Assumption and Amendment Agreement, by and between Old Sinclair and New Sinclair, effective as of June 1, 2023. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2023.)

10.32
Receivables Financing Agreement, dated as of November 6, 2025, by and among Sinclair Finance SPV, LLC, as borrower, Wells Fargo Bank, N.A., as administrative agent, the lenders from time to time party thereto, and Sinclair Television Group, Inc., in its individual capacity and as initial master servicer. (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025.)

10.33
Receivables Sale Agreement, dated as of November 6, 2025, among Sinclair Television Group, Inc., as originator and as master servicer, and Sinclair Finance SPV, LLC, as buyer. (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025.)

10.34
Performance Undertaking, dated as of November 6, 2025, by Sinclair Broadcast Group, LLC, in favor of Wells Fargo Bank, N.A., as administrative agent. (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025.)

19
Sinclair, Inc. Policy Memorandum Concerning Securities Trading (as amended effective June 1, 2023). (Incorporated by reference from Exhibit 19 to Sinclair, Inc.’s Annual Report on Form 10-K filed on February 26, 2025.)

21†	Significant Subsidiaries of Sinclair and SBG.
23†	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.
24	Power of Attorney; included on the Signatures page of this Annual Report on Form 10-K.
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.2	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.3	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
31.4	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).
32.1‡	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2‡	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.3‡	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair Broadcast Group, LLC, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.4‡	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair Broadcast Group, LLC, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
97.1
Sinclair, Inc. Incentive-Based Compensation Clawback Policy, effective as of October 2, 2023. (Incorporated by reference from Exhibit 97.1 to Sinclair, Inc.’s Annual Report on Form 10-K filed on February 29, 2024.)

EXHIBIT NO.	EXHIBIT DESCRIPTION
99.1	Stockholders’ Agreement dated as of March 3, 2025 by and among the Smith Brothers. (Incorporated by reference from Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025.)
101†	The Company's Consolidated Financial Statements and related Notes for the year ended December 31, 2025 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).

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

ITEM 16.                                       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2026.

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

Signature	Title	Date

/s/ Christopher S. Ripley
Christopher S. Ripley	President and Chief Executive Officer	February 27, 2026

/s/ Narinder K. Sahai
Narinder K. Sahai	Executive Vice President and Chief Financial Officer	February 27, 2026

/s/ David R. Bochenek
David R. Bochenek	Senior Vice President and Chief Accounting Officer	February 27, 2026

/s/ David D. Smith
David D. Smith	Chairman of the Board and Executive Chairman	February 27, 2026

/s/ Frederick G. Smith
Frederick G. Smith	Director (Sinclair) and Manager (SBG)	February 27, 2026

/s/ J. Duncan Smith
J. Duncan Smith	Director (Sinclair) and Manager (SBG)	February 27, 2026

/s/ Robert E. Smith
Robert E. Smith	Director (Sinclair) and Manager (SBG)	February 27, 2026

/s/ Laurie R. Beyer
Laurie R. Beyer	Director (Sinclair) and Manager (SBG)	February 27, 2026

/s/ Benjamin S. Carson, Sr.
Benjamin S. Carson, Sr.	Director (Sinclair) and Manager (SBG)	February 27, 2026

/s/ Howard E. Friedman
Howard E. Friedman	Director (Sinclair) and Manager (SBG)	February 27, 2026

/s/ Daniel C. Keith
Daniel C. Keith	Director (Sinclair) and Manager (SBG)	February 27, 2026

/s/ Benson E. Legg
Benson E. Legg	Director (Sinclair) and Manager (SBG)	February 27, 2026

SINCLAIR, INC.

INDEX TO FINANCIAL STATEMENTS OF SINCLAIR, INC.

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023	F-5

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024, and 2023	F-6

Consolidated Statement of Equity for the Years Ended December 31, 2025 and 2024 and Consolidated Statement of Equity and Redeemable Noncontrolling Interests for the year ended December 31, 2023	F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sinclair, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair, Inc and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, and of cash flows for each of the three years in the period ended December 31, 2025, of equity for each of the years ended December 31, 2025, and 2024, and of equity and redeemable noncontrolling interests for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Revenue Recognition – Local Media Segment Advertising Revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded advertising revenue of $1,156 million relating to the local media segment for the year ended December 31, 2025. Advertising revenue is generated primarily from the sale of advertising spots/impressions. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered.
The principal consideration for our determination that performing procedures relating to the local media segment advertising revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for advertising revenue, including controls over the recording of advertising revenue in the period in which the advertising spots/impressions are delivered. These procedures also included, among others, evaluating revenue recognition for a sample of advertising transactions by obtaining taped recordings denoting the as-aired advertisements and comparing those ads to the insertion orders and invoices generated and cash received against revenue transactions recorded in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 27, 2026

We have served as the Company’s auditor since 2009.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$866	$697
Accounts receivable, net of allowance for doubtful accounts of $5 and $6, respectively	687	637
Income taxes receivable	—	5
Prepaid expenses and other current assets	147	146
Total current assets	1,700	1,485
Property and equipment, net	655	705
Operating lease assets	110	123
Goodwill	2,085	2,082
Indefinite-lived intangible assets	149	150
Customer relationships, net	269	302
Other definite-lived intangible assets, net	264	328
Other assets	717	710
Total assets (a)	$5,949	$5,885

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$496	$416
Income taxes payable	21	—
Current portion of notes payable, finance leases and commercial bank financing	25	38
Current portion of operating lease liabilities	24	22
Current portion of program contracts payable	70	69
Other current liabilities	67	60
Total current liabilities	703	605
Notes payable, finance leases and commercial bank financing, less current portion	4,358	4,091
Operating lease liabilities, less current portion	112	130
Program contracts payable, less current portion	13	13
Deferred tax liabilities	213	335
Other long-term liabilities	180	195
Total liabilities (a)	5,579	5,369
Commitments and contingencies (See Note 11)
Shareholders' equity:
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized, 45,979,350 and 42,642,126 shares issued and outstanding, respectively	1	1
Class B Common Stock, $0.01 par value, 140,000,000 shares authorized, 23,755,236 and 23,775,056 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	613	570
(Accumulated deficit) retained earnings	(171)	10
Accumulated other comprehensive income	—	2
Total Sinclair shareholders' equity	443	583
Noncontrolling interests	(73)	(67)
Total equity	370	516
Total liabilities and equity	$5,949	$5,885

The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2025 and 2024 include total assets of Variable Interest Entities (“VIEs”) of $30 million and $70 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2025 and 2024 include total liabilities of the VIEs of $8 million and $16 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 12. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In millions, except share and per share data)

	2025	2024	2023
REVENUE:
Media Revenue	$3,142	$3,511	$3,106
Non-media revenue	27	37	28
Total revenue	3,169	3,548	3,134

OPERATING EXPENSES:
Media programming and production expenses	1,653	1,661	1,611
Media selling, general and administrative expenses	806	794	747
Amortization of program contract costs	74	74	80
Non-media expenses	48	53	49
Depreciation of property and equipment	104	101	105
Corporate general and administrative expenses	185	185	694
Amortization of definite-lived intangible and other assets	145	149	166
Loss on deconsolidation of subsidiary	—	—	10
(Gain) loss on asset dispositions and other, net	(19)	(20)	3
Total operating expenses	2,996	2,997	3,465
Operating income (loss)	173	551	(331)

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(395)	(304)	(305)
Gain on extinguishment of debt	6	1	15
Income from equity method investments	61	118	29
Other income (expense), net	2	29	(45)
Total other expense, net	(326)	(156)	(306)
(Loss) income before income taxes	(153)	395	(637)
INCOME TAX BENEFIT (PROVISION)	54	(76)	358
NET (LOSS) INCOME	(99)	319	(279)
Net loss attributable to the redeemable noncontrolling interests	—	—	4
Net income attributable to the noncontrolling interests	(13)	(9)	(16)
NET (LOSS) INCOME ATTRIBUTABLE TO SINCLAIR	$(112)	$310	$(291)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic (loss) earnings per share	$(1.61)	$4.72	$(4.46)
Diluted (loss) earnings per share	$(1.61)	$4.69	$(4.46)
Basic weighted average common shares outstanding (in thousands)	69,118	65,782	65,125
Diluted weighted average common and common equivalent shares outstanding (in thousands)	69,118	66,096	65,125

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In millions)

	2025	2024	2023
Net (loss) income	$(99)	$319	$(279)
Unrealized (loss) gain on interest rate swap, net of taxes	(1)	1	—
Adjustments to pension obligations, net of taxes	(1)	—	—
Comprehensive (loss) income	(101)	320	(279)
Comprehensive loss attributable to the redeemable noncontrolling interests	—	—	4
Comprehensive income attributable to the noncontrolling interests	(13)	(9)	(16)
Comprehensive (loss) income attributable to Sinclair	$(114)	$311	$(291)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENT OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2023
(In millions, except share data)

		Sinclair Shareholders
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Class A and Class B Common Stock ($1.00 per share)	—	—	—	—	—	—	(65)	—	—	(65)
Repurchases of Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Class A Common Stock issued pursuant to employee benefit plans	—	2,674,825	—	—	—	46	—	—	—	46
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(13)	(13)
Redemption, net	(190)	—	—	—	—	—	—	—	—	—
Net (loss) income	(4)	—	—	—	—	—	(291)	—	16	(275)
BALANCE, December 31, 2023	$—	39,737,682	$1	23,775,056	$—	$517	$(234)	$1	$(64)	$221

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2024
(In millions, except share data)

	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2023	39,737,682	$1	23,775,056	$—	$517	$(234)	$1	$(64)	$221
Dividends declared and paid on Class A and Class B Common Stock ($1.00 per share)	—	—	—	—	—	(66)	—	—	(66)
Class A Common Stock issued pursuant to employee benefit plans	2,904,444	—	—	—	53	—	—	—	53
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive income	—	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	310	—	9	319
BALANCE, December 31, 2024	42,642,126	$1	23,775,056	$—	$570	$10	$2	$(67)	$516

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2025
(In millions, except share data)

	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2024	42,642,126	$1	23,775,056	$—	$570	$10	$2	$(67)	$516
Dividends declared and paid on Class A and Class B Common Stock ($1.00 per share)	—	—	—	—	—	(69)	—	—	(69)
Class B Common Stock converted into Class A Common Stock	19,820	—	(19,820)	—	—	—	—	—	—
Class A Common Stock issued pursuant to employee benefit plans	3,317,404	—	—	—	44	—	—	—	44
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17)	(17)
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Acquisition of noncontrolling interests, net	—	—	—	—	(1)	—	—	(2)	(3)
Net (loss) income	—	—	—	—	—	(112)	—	13	(99)
BALANCE, December 31, 2025	45,979,350	$1	23,755,236	$—	$613	$(171)	$—	$(73)	$370

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In millions)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(99)	$319	$(279)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of definite-lived intangible assets	145	149	166
Depreciation of property and equipment	104	101	105
Amortization of program costs	74	74	80
Stock-based compensation	51	51	45
Deferred tax (benefit) provision	(121)	82	(358)
Loss (gain) on asset dispositions and other, net	26	(16)	3
Loss on deconsolidation of subsidiary	—	—	10
Income from equity method investments	(61)	(118)	(29)
Loss from investments	34	7	91
Distributions from investments	74	31	32
Gain on extinguishment of debt	(6)	(1)	(15)
Debt issuance costs	53	—	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Increase in accounts receivable	(47)	(28)	(8)
(Increase) decrease in prepaid expenses and other current assets	(9)	33	(32)
Increase (decrease) in accounts payable and accrued and other current liabilities	43	(495)	512
Net change in current and long-term net income taxes payable/receivable	23	(11)	(3)
Decrease in program contracts payable	(74)	(80)	(88)
Other, net	(21)	—	3
Net cash flows from operating activities	189	98	235
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(74)	(84)	(92)
Acquisition of businesses, net of cash acquired	(29)	—	—
Purchases of investments	(51)	(50)	(72)
Distributions and proceeds from investments	30	203	206
Other, net	4	8	10
Net cash flows (used in) from investing activities	(120)	77	52
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	1,805	—	—
Repayments of notes payable, commercial bank financing and finance leases	(1,515)	(61)	(85)
Repurchase of outstanding Class A Common Stock	—	—	(153)
Dividends paid on Class A and Class B Common Stock	(69)	(66)	(65)
Repurchase of redeemable subsidiary preferred equity	—	—	(190)
Debt issuance costs	(96)	—	—
Distributions to noncontrolling interests	(17)	(12)	(13)
Other, net	(8)	(1)	(3)
Net cash flows from (used in) financing activities	100	(140)	(509)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	169	35	(222)
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	697	662	884
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$866	$697	$662

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair, Inc. (“the Company” or “Sinclair”) is a diversified media company with national reach and a strong focus on providing high-quality content on our local television stations and digital platform. The content, distributed through our broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by us and our owned networks, and professional sports. Additionally, we own digital media companies that are complementary to our extensive portfolio of television station related digital properties. We have interests in, own, manage, and/or operate technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2025, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 179 broadcast television stations in 81 markets, which we own, provide programming and operating services pursuant to LMAs, or provide sales services and other non-programming operating services pursuant to other outsourcing agreements, such as JSAs and SSAs. These stations broadcast 656 channels as of December 31, 2025. For the purpose of this report, these 179 stations and 656 channels are referred to as “our” stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel 2, a 24-hour a day free ad-supported streaming television channel; and Tennis.com.

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

Investments in entities over which we have significant influence but not control are accounted for using the equity method of accounting. Income from equity method investments represents our proportionate share of net income or loss generated by equity method investees.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to a Maryland limited liability company named Sinclair Broadcast Group, LLC (“SBG”). On the day following the Share Exchange Effective Time (June 2, 2023), Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the “Transferred Assets”) to Sinclair Ventures, LLC, a new indirect wholly-owned subsidiary of Sinclair (“Ventures”). We refer to the Share Exchange and the related steps described above collectively as the “Reorganization.” The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Digital Remedy, a marketing technology and managed services company, and Tennis Channel and related assets. As a result of the Reorganization, the local media segment assets are owned and operated by SBG and the assets of the tennis segment and the Transferred Assets are owned and operated by Ventures.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, applied retrospectively. Early adoption was permitted. We adopted this guidance during the fourth quarter of 2024. See Note 15. Segment Data for more information.

In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures, requiring annual disclosure of consistent categories and greater disaggregation of information in the rate reconciliation table; additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); income taxes paid disaggregated by jurisdiction; and income or loss before income tax disaggregated between foreign and domestic (“ASU 2023-09”). The guidance is effective for annual periods beginning after December 15, 2024, applied prospectively. Early adoption is permitted. We adopted this guidance during the fourth quarter of 2025. See Note 10. Income Taxes for more information.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

A rollforward of the allowance for doubtful accounts for the years ended December 31, 2025, 2024, and 2023 is as follows (in millions):

	2025	2024	2023
Balance at beginning of period	$6	$4	$5
Charged to expense	2	6	3
Net write-offs	(3)	(4)	(4)
Balance at end of period	$5	$6	$4

As of December 31, 2025, three customers accounted for 12%, 11%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2024, four customers accounted for 11%, 11%, 10%, and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Our indefinite-lived intangible assets consist primarily of our broadcast licenses and a trade name. For our annual impairment test for indefinite-lived intangible assets, we have the option to perform a qualitative assessment to determine whether it is more likely than not that these assets are impaired. As part of this qualitative assessment we weigh the relative impact of factors that are specific to the indefinite-lived intangible assets as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over carrying value in prior quantitative assessments. When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. We estimate the fair values of our broadcast licenses using the Greenfield method, which is an income approach. This method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenue and long-term growth projections, estimated market share for the typical participant without a network affiliation, and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk. If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

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

For the years ended December 31, 2025, 2024, and 2023, we did not identify any indicators that our goodwill, indefinite-lived or long-lived assets may not be recoverable. See Note 4. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2025 and 2024 (in millions):

	2025	2024
Compensation and employee benefits	$103	$101
Interest	74	11
Programming related obligations	162	171
Legal, litigation, and regulatory (a)	24	26
Accounts payable and other operating expenses	133	107
Total accounts payable and accrued liabilities	$496	$416

(a)See Note 11. Commitments and Contingencies for additional information regarding the litigation accruals recorded.

We expense these activities when incurred.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. As of December 31, 2025, a valuation allowance has been provided for deferred tax assets related to certain of our available state net operating loss carryforwards. As of December 31, 2024, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize our deferred tax assets which could have a material effect on our consolidated financial statements.

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

Supplemental Information — Statements of Cash Flows

Cash interest paid for the years ended December 31, 2025, 2024, and 2023 was $324 million, $296 million, and $294 million, respectively.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing activities included property and equipment purchases of $3 million for the year ended December 31, 2025 and $5 million for each of the years ended December 31, 2024 and 2023.

We received investments valued at $21 million and $13 million for the years ended December 31, 2025 and 2024, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

We completed the acquisition and sale of certain television stations as described in Acquisitions and Station Disposals below for non-cash consideration of $32 million and $36 million, respectively, during the year ended December 31, 2025.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment for the years ended December 31, 2025, 2024, and 2023 (in millions):

For the year ended December 31, 2025	Local media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,529	$216	$—	$—	$1,745
Core advertising revenue	1,124	45	135	(27)	1,277
Political advertising revenue	32	—	—	—	32
Other media, non-media, and intercompany revenue	89	4	31	(9)	115
Total revenue	$2,774	$265	$166	$(36)	$3,169

For the year ended December 31, 2024	Local media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,543	$203	$—	$—	$1,746
Core advertising revenue	1,152	39	33	(18)	1,206
Political advertising revenue	405	—	—	—	405
Other media, non-media, and intercompany revenue	154	5	43	(11)	191
Total revenue	$3,254	$247	$76	$(29)	$3,548

For the year ended December 31, 2023	Local media	Tennis	Other	Eliminations	Total
Distribution revenue	$1,491	$189	$—	$—	$1,680
Core Advertising revenue	1,192	37	25	(13)	1,241
Political advertising revenue	44	—	—	—	44
Other media, non-media, and intercompany revenue	139	2	37	(9)	169
Total revenue	$2,866	$228	$62	$(22)	$3,134

Distribution Revenue. We generate distribution revenue through fees received from Distributors for the right to distribute our stations and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Arrangements with Multiple Performance Obligations. Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price, which is generally based on the prices charged to customers.

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within our consolidated balance sheets, based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $149 million, $170 million, and $178 million as of December 31, 2025, 2024, and 2023, respectively, of which $88 million, $112 million, and $124 million as of December 31, 2025, 2024, and 2023, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized for the years ended December 31, 2025 and 2024 that was included in the deferred revenue balance as of December 31, 2024 and 2023 was $59 million and $49 million, respectively.

For the year ended December 31, 2025, two customers accounted for 11% and 11%, respectively, of our total revenue. For the year ended December 31, 2024, two customers accounted for 10% and 10%, respectively, of our total revenue. For the year ended December 31, 2023, two customers accounted for 11% and 10%, respectively, of our total revenue. For purposes of this disclosure, a single customer may include multiple entities under common control.

Acquisitions and Station Disposals

In March 2025, Ventures completed the acquisition of CPX Interactive LLC (“Digital Remedy”) for approximately $30 million in cash, net of cash acquired of $5 million, in which Ventures acquired the remaining 75% of the business they did not already own. The acquired assets and liabilities were recorded at fair value as of the closing date of the transactions, which included $22 million of definite-lived intangible assets and $15 million of goodwill.

In July 2025, we sold our owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for consideration valued at $36 million. For the year ended December 31, 2025, we recorded a net loss of $8 million related to the sale, which is included within (gain) loss on asset dispositions and other, net in our consolidated statements of operations and our local media segment within Note 15. Segment Data.

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

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, were $8 million, $6 million, and $8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Financial instruments, as of December 31, 2025 and 2024, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, stock options and warrants, and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 16. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

We maintain a supplemental executive retirement plan which we inherited upon the acquisition of certain stations. As of December 31, 2025, the estimated projected benefit obligation was $13 million, of which $1 million was included in accrued expenses and $12 million was included in other long-term liabilities in our consolidated balance sheets. At December 31, 2025, the projected benefit obligation was measured using a 5.09% discount rate compared to a discount rate of 5.44% for the year ended December 31, 2024. For each of the years ended December 31, 2025 and 2024, we made $1 million in benefit payments. We recognized an actuarial loss of $0.5 million and a gain of $0.4 million through other comprehensive income for the years ended December 31, 2025 and 2024, respectively. For each of the years ended December 31, 2025 and 2024, we recognized $1 million of periodic pension expense, reported in other expense, net in our consolidated statements of operations.

We also maintain other post-retirement plans provided to certain employees. The plans are voluntary programs that primarily allow participants to defer eligible compensation and they may also qualify to receive a discretionary match on their deferral. As of December 31, 2025, the assets and liabilities included in our consolidated balance sheets related to deferred compensation plans were $52 million and $48 million, respectively.

Redeemable Subsidiary Preferred Equity

On August 23, 2019, Diamond Sports Holdings, LLC (“DSH”), an indirect parent of Diamond Sports Group, LLC (“DSG”) and indirect wholly-owned subsidiary of the Company, issued preferred equity (the “Redeemable Subsidiary Preferred Equity”).

On February 10, 2023, we purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million, representing 95% of the sum of the remaining unreturned capital contribution of $175 million and accrued and unpaid dividends up to, but not including, the date of purchase.

Dividends accrued for the year ended December 31, 2023 were $3 million and are reflected in net loss attributable to the redeemable noncontrolling interests in our consolidated statements of operations. Dividends accrued during 2023 were paid in kind and added to the liquidation preference.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Subsequent Events

In February 2026, we acquired the non-license assets of KMYT and KOKI in Tulsa, OK and disposed of the non-license assets of KLEW in Spokane, WA and KEPR, KIMA, KUNW, KORX and KVVK in Yakima, WA, all of which were completed with the same counterparty. We are in the process of completing our preliminary purchase price allocation.

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

As of December 31, 2025, a total of 15,382,767 shares of Class A Common Stock were reserved for awards under the SIP. As of December 31, 2025, 4,134,452 shares were available for future grants. Additionally, we have the following arrangements that involve stock-based compensation: employer matching contributions for participants in our 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), an employee stock purchase plan (“ESPP”), and subsidiary stock awards. Stock-based compensation expense has no effect on our consolidated cash flows. We recorded stock-based compensation of $51 million for each of the years ended December 31, 2025 and 2024 and $45 million for the year ended December 31, 2023. Below is a summary of the key terms and methods of valuation of our stock-based compensation awards:

Restricted Stock Awards

RSAs issued in 2025 and 2024 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. RSAs issued in 2023 have certain restrictions that generally lapse after two years at 100% or over two years at 50% and 50%, respectively. As the restrictions lapse, the Class A Common Stock may be freely traded on the open market. Unvested RSAs are entitled to dividends, and therefore, are included in weighted shares outstanding, resulting in a dilutive effect on basic and diluted earnings per share. The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2024	1,378,291	$18.18
2025 Activity:
Granted	2,445,011	13.87
Vested	(1,860,954)	14.32
Forfeited (a)	(70,449)	13.74
Unvested shares at December 31, 2025	1,891,899	$16.58

(a)Forfeitures are recognized as they occur.

We recorded compensation expense of $28 million for the year ended December 31, 2025 and $19 million for each of the years ended December 31, 2024 and 2023. The majority of the unrecognized compensation expense of $12 million as of December 31, 2025 will be recognized in 2026.

Restricted Stock Units

During the year ended December 31, 2025, we issued 670,731 Restricted Stock Units (“RSUs”) under the SIP. The RSUs issued have certain restrictions that lapse over three years at 100% or one year at 25% and 6.25% in each quarter thereafter. Unvested RSUs do not carry voting rights and do not receive dividends. We recorded compensation expense of $2 million for the year ended December 31, 2025. The majority of the unrecognized compensation expense of $8 million as of December 31, 2025 will be recognized in 2027.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Grants to Non-Employee Directors

In addition to fees paid in cash to our non-employee directors, on the date of each annual meeting of shareholders, each non-employee director receives a grant of unrestricted shares of Class A Common Stock. We issued 108,504 shares in 2025, 113,658 shares in 2024, and 80,496 shares in 2023. We recorded expense of $1 million for each of the years ended December 31, 2025, 2024 and 2023 which was based on the average share price of the stock on the date of grant. Additionally, these shares are included in the total shares outstanding, which results in a dilutive effect on our basic and diluted earnings per share.

Stock-Settled Appreciation Rights

These awards entitle holders to the appreciation in our Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of our Class A Common Stock on the date of grant. For the years ended December 31, 2025, 2024, and 2023, we recorded compensation expense of $2 million, $13 million, and $7 million, respectively.

The following is a summary of the 2025 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2024	8,369,840	$20.36
2025 Activity:
Exercised	(54,430)	16.89
Outstanding SARs at December 31, 2025	8,315,410	$20.41

The aggregate intrinsic value of 3,570,730 of the outstanding SARs as of December 31, 2025 was $7 million. The total SARs outstanding had a weighted average remaining contractual life of 7 years.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2024	2023
Risk-free interest rate	4.1%	4.4%
Expected years to exercise	5 years	5 years
Expected volatility	58.8%	52.1%
Annual dividend yield	7.8%	6.8%

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

During 2024, outstanding SARs increased the weighted average shares outstanding for purposes of determining dilutive earnings per share.

Options

Options are fully vested and have a weighted average remaining contractual term of 1 year. As of December 31, 2025, there was no aggregate intrinsic value for the options outstanding. There was no expense recognized for each of the years ended December 31, 2025, 2024, and 2023.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in outstanding options:

	Options	Weighted-Average Price
Outstanding options at December 31, 2024	250,000	$33.20
2025 Activity:
Expired	(125,000)	32.54
Outstanding options at December 31, 2025	125,000	$33.85

401(k) Match

The Sinclair, Inc. 401(k) Plan is available as a benefit for our eligible employees. Contributions made to the 401(k) Plan include an employee elected salary reduction amount with a match calculation (the “Match”), which is made using our Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) Plan. The number of shares of Class A Common Stock granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match. We recorded stock-based compensation expense related to the Match of $17 million for each of the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, a total of 11,000,000 shares of Class A Common Stock were reserved for matches under the 401(k) Plan. As of December 31, 2025, 1,659,418 shares were available for future grants.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The stock-based compensation expense recorded related to the ESPP was $1 million for each of the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, a total of 6,483,783 shares of Class A Common Stock were reserved for awards under the plan. As of December 31, 2025, 1,949,016 shares were available for future purchases.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consisted of the following as of December 31, 2025 and 2024 (in millions):

	2025	2024
Land and improvements	$71	$73
Real estate held for development and sale	17	16
Buildings and improvements	298	308
Operating equipment	866	904
Office furniture and equipment	188	165
Leasehold improvements	49	49
Automotive equipment	63	63
Finance lease assets	68	70
Construction in progress	64	69
	1,684	1,717
Less: accumulated depreciation	(1,029)	(1,012)
	$655	$705
4. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The change in the carrying amount of goodwill as of December 31, 2025 and 2024 was as follows (in millions):

	Local media	Tennis	Other	Consolidated
Balance at December 31, 2023	$2,016	$61	$5	$2,082
Balance at December 31, 2024	$2,016	$61	$5	$2,082
Acquisition	—	—	15	15
Disposition	(12)	—	—	(12)
Balance at December 31, 2025	$2,004	$61	$20	$2,085

Our accumulated goodwill impairment was $414 million as of both December 31, 2025 and 2024, all of which related to our local media segment.

For our annual goodwill impairment test related to our local media, tennis, and other reporting units in 2025, we elected to perform a quantitative assessment and concluded that the fair value substantially exceeded the carrying value for the reporting units in which we performed a quantitative assessment. The key assumptions used to determine the fair value of our local media, tennis, and other reporting units consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, profit margins, and growth rates. The discount rate used to determine the fair value of our local media, tennis, and other reporting units is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television broadcasting company and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and growth rates and profit margins are based on market studies, industry knowledge, and historical performance.

For our annual goodwill impairment tests related to our local media, tennis, and other reporting units in 2024 and 2023 we concluded that it was more-likely-than-not that goodwill was not impaired for the reporting units in which we performed a qualitative assessment. The qualitative factors reviewed during our annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of our reporting units. We did not have any indicators of impairment in any interim period in 2025 or 2024 and therefore did not perform interim impairment tests for goodwill during those periods.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025 and 2024, the carrying amount of our indefinite-lived intangible assets was as follows (in millions):

	Local media	Tennis	Other	Consolidated
Balance at December 31, 2023 (a)	$123	$24	$3	$150
Balance at December 31, 2024 (a) (b)	$123	$24	$3	$150
Acquisition	1	—	—	1
Disposition	(2)	—	—	(2)
Balance at December 31, 2025 (a) (b)	$122	$24	$3	$149

(a)Our indefinite-lived intangible assets in our local media segment relate to broadcast licenses and our indefinite-lived intangible assets in our tennis segment and other relate to trade names.
(b)Approximately $12 million and $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2025 and 2024, respectively.

We performed our annual impairment tests for indefinite-lived intangibles in 2025, 2024 and 2023 and as a result of our qualitative assessments, we recorded no impairment.

The following table shows the gross carrying amount and accumulated amortization of definite-lived intangibles (in millions):

	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$1,118	$(849)	$269

Network affiliation	$1,426	$(1,171)	$255
Other	42	(33)	9
Total other definite-lived intangible assets (a)	$1,468	$(1,204)	$264

Total definite-lived intangible assets	$2,586	$(2,053)	$533

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$1,098	$(796)	$302

Network affiliation	$1,435	$(1,112)	$323
Other	36	(31)	5
Total other definite-lived intangible assets (a)	$1,471	$(1,143)	$328

Total definite-lived intangible assets	$2,569	$(1,939)	$630

(a)Approximately $5 million and $26 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2025 and 2024, respectively.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 14 years for customer relationships and 15 years for network affiliations. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2025, 2024, and 2023 was $145 million, $149 million, and $166 million, respectively. We analyze specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets. There were no impairment charges recorded for the years ended December 31, 2025, 2024, and 2023, as there were no indicators of impairment.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2026	$145
2027	131
2028	105
2029	70
2030	37
2031 and thereafter	45
$533

5. OTHER ASSETS:

Other assets as of December 31, 2025 and 2024 consisted of the following (in millions):

	2025	2024
Equity method investments	$21	$48
Other investments	402	382
Note receivable	31	27
Income tax receivable	150	144
Post-retirement plan assets	52	47
Other	61	62
Total other assets	$717	$710

Equity Method Investments

We have a portfolio of investments in a number of entities that are primarily focused on the development of real estate and other media and non-media businesses. No investments were individually significant for the years ended December 31, 2025, 2024, and 2023.

Other Investments

We measure our investments, excluding equity method investments, at fair value or, in situations where fair value is not readily determinable, we have the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value (“NAV”).

As of December 31, 2025 and 2024, we held $223 million and $228 million, respectively, in investments measured at fair value and $150 million and $116 million, respectively, in investments measured at NAV. We recognized fair value adjustment losses of $11 million, $32 million, and $87 million for the years ended December 31, 2025, 2024, and 2023, respectively, associated with these securities, which is reflected in other income (expense), net in our consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $29 million and $38 million as of December 31, 2025 and 2024, respectively. We recorded impairments of $24 million related to three investments, a $2 million impairment related to one investment, and a $6 million impairment related to one investment for the years ended December 31, 2025, 2024, and 2023, respectively, which are reflected in other income (expense), net in our consolidated statements of operations.

On November 18, 2020, we entered into a commercial agreement with Bally’s Corporation (“Bally’s”). As part of this arrangement, we received warrants to acquire common equity in the business. These financial instruments are measured each period at fair value which is primarily derived from the trading price of the underlying common stock and the exercise price of the warrants. See Note 16. Fair Value Measurements for further discussion.

As of December 31, 2025 and 2024, our unfunded commitments related to certain equity investments totaled $46 million and $63 million, respectively, including $42 million and $60 million, respectively, related to investments measured at NAV.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including “finance leases to affiliates”) consisted of the following as of December 31, 2025 and 2024 (in millions):

	2025	2024
Credit Agreements:
Term Loan B-2, due September 30, 2026 (a)	$—	$1,175
Term Loan B-3, due April 1, 2028 (a)	3	714
Term Loan B-4, due April 21, 2029 (a)	—	731
Term Loan B-6, due December 31, 2029 (a)	706	—
Term Loan B-7, due December 31, 2030 (a)	726	—
STG Notes:
5.125% Senior notes, due February 15, 2027 (a) (b)	—	274
5.500% Senior notes, due March 1, 2030	485	485
4.125% Senior Secured Notes, due December 1, 2030 (a)	—	737
4.125% Unsecured Notes, due December 1, 2030 (a)	4	—
9.750% Second Lien Senior Secured Notes, due February 15, 2033 (a)	432	—
8.125% First-Out First Lien Secured Notes, due February 15, 2033 (a)	1,430	—
4.375% Second-Out First Lien Secured Notes, due December 31, 2032 (a)	238	—
A/R Facility	375	—
Debt of variable interest entities	6	7
Finance leases	24	30
Finance leases - affiliate	9	12
Total outstanding principal	4,438	4,165
Less: Deferred financing costs and discounts	(55)	(36)
Less: Current portion	(22)	(35)
Less: Finance leases - affiliate, current portion	(3)	(3)
Net carrying value of long-term debt	$4,358	$4,091

(a)Sinclair Television Group, Inc. (“STG”) completed a series of financing transactions, including a new money financing and debt recapitalization, during the year ended December 31, 2025. See Credit Agreements and Notes below.
(b)In April 2025 and October 2025, STG repurchased $81 million and the remaining $89 million, respectively, aggregate principal amount of the 5.125% Senior Notes due 2027. See Credit Agreements and Notes below.

Debt under the New Credit Agreement, Amended Credit Agreement, notes payable, and finance leases as of December 31, 2025 matures as follows (in millions):

	Notes and Credit Agreements	Finance Leases	Total
2026	$17	$10	$27
2027	18	8	26
2028	392	6	398
2029	692	6	698
2030	1,186	5	1,191
2031 and thereafter	2,100	5	2,105
Total minimum payments	4,405	40	4,445
Less: Deferred financing costs and discounts	(55)	—	(55)
Less: Amount representing future interest	—	(7)	(7)
Net carrying value of total debt	$4,350	$33	$4,383

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest expense in our consolidated statements of operations was $395 million, $304 million, and $305 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $8 million for the year ended December 31, 2025 and $10 million for each of the years ended December 31, 2024 and 2023. Interest expense for the year ended December 31, 2025 also included $68 million of one-time financing costs.

The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2025 and 2024:

		Weighted Average Effective Rate
	Stated Rate	2025	2024
Credit Agreements:
Term Loan B-2	SOFR plus 2.50%	6.91%	8.17%
Term Loan B-3	SOFR plus 3.00%	6.98%	8.64%
Term Loan B-4 (a)	SOFR plus 3.75%	8.51%	9.83%
Term Loan B-6 (a)	SOFR plus 3.30%	7.30%	—%
Term Loan B-7 (a)	SOFR plus 4.10%	8.37%	—%
Revolving Credit Facility (a) (b)	SOFR plus 2.00%	—%	—%
STG Notes:
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	4.31%
4.125% Unsecured Notes	4.13%	4.31%	—%
9.750% Secured Notes	9.75%	10.17%	—%
8.125% Secured Notes	8.13%	8.29%	—%
4.375% Secured Notes	4.38%	4.52%	—%
A/R Facility	SOFR plus 1.25%	6.91%	—%

(a)Interest rate terms on the STG Term Loan B-4, B-6, and B-7, the revolving credit facility, and the A/R Facility (as defined below) include additional customary credit spread adjustments.
(b)We incur a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if our first lien leverage ratio (as defined in the New Credit Agreement) is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. As of December 31, 2025, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $612 million available under the revolving credit facility. As of December 31, 2024, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the revolving credit facility. The total revolving credit facility contains two tranches, one for $575 million which matures on February 12, 2030 and one for $37.5 million which matures on April 21, 2027. See Credit Agreements and Notes below for further information.

We recorded $43 million of debt issuance costs for the year ended December 31, 2025. Debt issuance costs and original issuance discounts are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to our revolving credit facility and A/R Facility, which are presented within other assets in our consolidated balance sheets.

Credit Agreements and Notes

During the first quarter of 2025, STG, a wholly-owned subsidiary of SBG, completed a series of financing transactions (the “Transactions”) as follows:

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Exchanged $575 million of commitments under the existing revolving credit facility into $575 million first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”) under the New Credit Agreement, which mature February 12, 2030 and borrowings thereunder will bear interest at SOFR plus 2.00%.

The existing bank credit agreement was amended as of February 12, 2025 (the “Amended Credit Agreement”) concurrent with the Transactions and entering into the New Credit Agreement, subordinating the secured obligations thereunder and eliminating substantially all covenants and certain events of default. As a result, the remaining $3 million of Term Loan B-3 and the remaining $37.5 million of commitments under the existing revolving credit facility are ranked as third lien obligations.

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

In connection with the Transactions, for the year ended December 31, 2025, we recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of December 31, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of December 31, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of December 31, 2025.

In April 2025, STG repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. In October 2025, STG repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $89 million. The 5.125% Senior Notes due 2027 acquired were canceled immediately following their acquisition. In connection with the foregoing, we recognized a gain on extinguishment of the 5.125% Senior Notes due 2027 of $4 million for the year ended December 31, 2025.

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

During the year ended December 31, 2023, STG repurchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Unsecured Notes, the 5.500% Unsecured Notes, and the 4.125% Secured Notes, respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition. We recognized a gain on extinguishment of the STG Notes of $12 million for the year ended December 31, 2023.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

We jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both December 31, 2025 and 2024, all of which related to consolidated VIEs is included in our consolidated balance sheets. We provide a guarantee of certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $331 million for the years 2026 through 2029. We accrued $15 million related to this obligation for the year ended December 31, 2025, included in (gain) loss on asset dispositions and other, net in our consolidated statements of operations. As of December 31, 2025, $4 million of this obligation is reflected in accounts payable and accrued liabilities in our consolidated balance sheets. See Note 11. Commitments and Contingencies for further discussion.

Accounts Receivable Securitization Facility

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “A/R Facility”) with Wells Fargo Bank, N.A., as administrative agent, which matures on November 6, 2028, in order to enable STG to raise incremental, low-cost capital. Amounts outstanding under the A/R Facility bear interest at SOFR plus 1.25%. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain subsidiaries of STG identified therein (the “Originators”) to STG. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. As of December 31, 2025, the total amount outstanding under the A/R Facility was $375 million. Interest expense related to the A/R Facility was $3 million for the year ended December 31, 2025.

Interest Rate Swap

During the year ended December 31, 2023, we entered into an interest rate swap effective February 7, 2023 which terminates on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and we receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of December 31, 2025, the fair value of the interest rate swap was a liability of $0.2 million, which is recorded in other current liabilities in our consolidated balance sheets. As of December 31, 2024, the fair value of the interest rate swap was an asset of $1 million, which is recorded in other assets in our consolidated balance sheets.

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

The following table presents lease expense we have recorded in our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Finance lease expense:
Amortization of finance lease asset	$6	$4	$4
Interest on lease liabilities	3	3	2
Total finance lease expense	9	7	6
Operating lease expense (a)	37	37	38
Total lease expense	$46	$44	$44

(a)Includes variable lease expense of $7 million for the year ended December 31, 2025 and $6 million for each of the years ended December 31, 2024 and 2023.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our outstanding operating and finance lease obligations as of December 31, 2025 (in millions):

	Operating Leases	Finance Leases	Total
2026	$32	$10	$42
2027	29	8	37
2028	25	6	31
2029	19	6	25
2030	19	5	24
2031 and thereafter	42	5	47
Total undiscounted obligations	166	40	206
Less imputed interest	(30)	(7)	(37)
Present value of lease obligations	$136	$33	$169

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2025 and December 31, 2024 (in millions, except lease term and discount rate):

	2025			2024
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$110	$24	(a)	$123	$30	(a)

Lease liabilities, current	$24	$8		$22	$8
Lease liabilities, non-current	112	25		130	34
Total lease liabilities	$136	$33		$152	$42

Weighted average remaining lease term (in years)	6.39	5.03		7.14	5.62
Weighted average discount rate	6.4%	7.9%		6.3%	8.0%

(a)Finance lease assets are reflected in property and equipment, net in our consolidated balance sheets.

The following table presents other information related to leases for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32	$33	$33
Operating cash flows from finance leases	$3	$3	$2
Financing cash flows from finance leases	$8	$7	$7
Leased assets obtained in exchange for new operating lease liabilities	$8	$5	$25
Leased assets obtained in exchange for new finance lease liabilities	$—	$22	$—

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2025 were as follows (in millions):

2026	$70
2027	8
2028	5
Total	83
Less: Current portion	(70)
Long-term portion of program contracts payable	$13

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what we are expected to pay during that period. While we are contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables us to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $10 million. In addition, we have entered into non-cancelable commitments for future television program rights aggregating to $6 million as of December 31, 2025.

9. COMMON STOCK:

Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share, except for votes relating to “going private” and certain other transactions. Substantially all of the Class B Common Stock is held by David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith who entered into a stockholders’ agreement pursuant to which they have agreed to vote for each other as candidates for election to the Board until December 31, 2036. The Class A Common Stock and the Class B Common Stock vote together as a single class, except as otherwise may be required by Maryland law, on all matters presented for a vote. Holders of Class B Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. During 2025, 19,820 Class B Common Stock shares were converted into Class A Common Stock shares. During 2024 and 2023, no Class B Common Stock shares were converted into Class A Common Stock shares.

The New Credit Agreement and Amended Credit Agreement and some of our subordinate debt instruments have restrictions on our ability to pay dividends on our common stock unless certain specific conditions are satisfied, including, but not limited to:
•no event of default then exists under each indenture or certain other specified agreements relating to our debt; and
•after taking into account the dividends payment, we are within certain restricted payment requirements contained in each indenture.

During 2025 and 2024, the Board declared a quarterly dividend in the months of February, May, August, and November which were paid in March, June, September, and December, respectively. Total dividend payments for each of the years ended December 31, 2025 and 2024 were $1.00 per share. In February 2026, the Board declared a quarterly dividend of $0.25 per share. Future dividends on our common shares, if any, will be at the discretion of the Board and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that the Board may deem relevant. The holders of Class A Common Stock and Class B Common Stock have the same rights related to dividends.

On August 4, 2020, the Board authorized an additional $500 million share repurchase authorization in addition to the previous repurchase authorization of $1 billion. There is no expiration date and currently, management has no plans to terminate this program. No Class A Common Stock was repurchased during the year ended December 31, 2025. As of December 31, 2025, the total remaining repurchase authorization was $547 million.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES:

The (benefit) provision for income taxes consisted of the following for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Current provision (benefit) for income taxes:
Federal	$48	$(10)	$5
State	19	4	(5)
	67	(6)	—
Deferred (benefit) provision for income taxes:
Federal	(84)	86	(342)
State	(37)	(4)	(16)
	(121)	82	(358)
(Benefit) provision for income taxes	$(54)	$76	$(358)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes for the year ended December 31, 2025, after the prospective adoption of ASU 2023-09, is as follows (in millions, except percentages):

	2025	2025
	Tax Expense/(Benefit)	Estimated Tax Rate
U.S. federal statutory tax rate	$(32)	21.0%
State income taxes, net of federal tax benefit (a) (b)	(22)	14.5%
Tax credits (federal R&D credit)	(4)	2.7%
Nontaxable or nondeductible items:
Executive compensation	6	(3.7)%
Other	—	(0.3)%
Changes in unrecognized tax benefits	2	(1.2)%
Other adjustments:
Pending tax refunds interest income	(6)	3.8%
Effect of consolidated VIEs	3	(1.8)%
Other	(1)	0.6%
Effective income tax rate	$(54)	35.6%

(a)The 2025 state jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is Maryland.
(b)Includes a $23 million decrease in valuation allowance primarily as a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes for years ended December 31, 2024 and 2023, prior to the prospective adoption of ASU 2023-09, is as follows:

	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Adjustments:
State income taxes, net of federal tax benefit (a)	5.1%	4.6%
Valuation allowance (b)	(4.9)%	30.6%
Pending tax refunds interest income (c)	(3.4)%	—%
Federal tax credits	(1.5)%	0.6%
Other	2.8%	(0.5)%
Effective income tax rate	19.1%	56.3%

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

Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes. Total deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Deferred Tax Assets:
Net operating losses:
Federal	$10	$86
State	119	149
Investment in Bally's securities	54	62
IRC Section 163(j) interest expense carryforward	38	139
Operating lease liabilities	32	38
Capitalized research and development expenses	10	52
Tax Credits	1	91
Other	59	42
	323	659
Valuation allowance for deferred tax assets	(74)	(101)
Total deferred tax assets	$249	$558

Deferred Tax Liabilities:
Goodwill and intangible assets	$(344)	$(360)
Property & equipment, net	(86)	(93)
Operating lease assets	(26)	(32)
Investment in Diamond	—	(405)
Other	(6)	(3)
Total deferred tax liabilities	(462)	(893)
Net deferred tax liabilities	$(213)	$(335)

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, the Company had approximately $46 million and $2,418 million of gross federal and state net operating losses, respectively. Except for those without an expiration date, these losses will expire during various years from 2026 to 2045, and some of them are subject to annual limitations under the IRC Section 382 and similar state provisions. As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, we establish a valuation allowance in accordance with the guidance related to accounting for income taxes. As of December 31, 2025, a valuation allowance has been provided for deferred tax assets related to certain of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that they will be realized in the future. During the year ended December 31, 2025, we decreased our valuation allowance by $27 million to $74 million. The decrease is primarily a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions. During the year ended December 31, 2024, we decreased our valuation allowance by $19 million to $101 million. The decrease is primarily a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions and a remeasurement of state net deferred tax assets due to state apportionment updates.

The following table summarizes the activity related to our accrued unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Balance at January 1,	$15	$14	$17
Additions related to current year tax positions	—	1	1
Reductions related to settlements with taxing authorities	—	—	(2)
Reductions related to expiration of the applicable statute of limitations	—	—	(2)
Balance at December 31,	$15	$15	$14

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

The net cash income taxes paid by the Company for the year ended December 31, 2025 were as follows (in millions):

2025
Federal	$31
State & local:
California	6
Other	8
Foreign	—
Income taxes, net of amounts refunded	$45

The net cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 were $3 million and $4 million, respectively.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES:

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

FCC Matters. On May 22, 2020, the Federal Communications Commission (“FCC”) released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture (“NAL”) issued in December 2017 proposing a $13 million fine for alleged violations of the FCC’s sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company’s proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a four-year compliance plan, which terminated on May 29, 2024. Two petitions were filed on June 8, 2020 seeking reconsideration of the consent decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the consent decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On June 27, 2025, the FCC (i) denied the motion for substitution; (ii) dismissed the petition to deny; and (iii) granted the license renewal applications of WBFF(TV), WUTB(TV), and WNUV(TV). An application for review of the FCC’s decision was filed on July 28, 2025 on behalf of the individual who unsuccessfully sought to be substituted for the petitioner in the proceeding. The Company timely filed an opposition to the application for review and the matter remains pending. On April 14, 2025, the same attorney who filed the petition against the renewal applications filed a similar petition to deny, on behalf of a different client, against assignment applications filed by the Company seeking FCC consent to sell certain stations to a third party. On July 1, 2025, the FCC dismissed that petition to deny and granted the applications. An application for review of the decision to grant the assignment applications was filed on behalf of the petitioner on July 30, 2025. The Company timely filed an opposition to the application for review and the matter remains pending.

On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice (“DOJ”) for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that this matter remains pending. The Company is not a party to this forfeiture order.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants, and fact discovery closes on June 1, 2026. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On November 18, 2025, the Court issued a Memorandum Opinion and Order on the plaintiffs’ motion seeking sanctions, declining as premature the plaintiffs’ request to present evidence of Sinclair’s spoliation at summary judgment and trial, and imposing monetary sanctions on Sinclair for the costs of the plaintiffs’ investigation between April 30, 2024 and the filing of the motion seeking sanctions. On February 20, 2025, Special Master Richard Levie issued Report and Recommendation No. 3 addressing the plaintiffs’ challenges to certain of non-settling defendants’ privilege log entries (“Levie R&R No. 3”), which recommended that the Court compel disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. On October 20, 2025, the Court issued an order adopting Levie R&R No. 3 and denying the objections to Levie R&R No. 3 made by Sinclair and the other non-settling defendants, compelling the production of 6,313 documents Sinclair withheld as privileged. Special Master Wayne R. Andersen has addressed the plaintiffs’ remaining challenges to certain of Sinclair’s and other non-settling defendants’ privilege log entries. On September 29, 2025, Special Master Andersen issued Report and Recommendation No. 3 (“Andersen R&R No. 3”); on October 23, 2025, Special Master Andersen issued Report and Recommendation No. 6 (“Andersen R&R No. 6”); on November 17, 2025, Special Master Andersen issued Report and Recommendation No. 8 (“Andersen R&R No. 8”); and on November 18, 2025, Special Master Andersen issued Report and Recommendation No. 9 (“Andersen R&R No. 9”). In each report and recommendation, Special Master Andersen recommended granting in part and denying in part the plaintiffs’ challenges. No party appealed Andersen R&R No. 3, which compelled the production of two documents Sinclair withheld as privileged. The plaintiffs objected to Andersen R&R No. 6, Andersen R&R No. 8, and Andersen R&R No. 9. On January 22, 2026, the Court issued an order rejecting the objections and adopting Andersen R&R No. 6, Andersen R&R No. 8, and Andersen R&R No. 9. Andersen R&R No. 6 compelled the production of 252 documents, Andersen R&R No. 8 compelled the production of 79 documents, and Andersen R&R No. 9 compelled the production of 10 documents. On December 16, 2025, Special Master Andersen issued Report and Recommendation No. 13 (“Andersen R&R No. 13”), also addressing the plaintiffs’ challenges to certain of Sinclair’s privilege log entries. The plaintiffs filed objections to Andersen R&R No. 13 on January 16, 2026, and Sinclair filed a response on January 30, 2026. The Court’s review of the plaintiffs’ challenges to Sinclair’s privilege claims will be completed upon its ruling on the plaintiffs’ objects to Andersen R&R No. 13. On January 23, 2026, the Court informed the parties that it will issue a new scheduling order, setting a trial date in November 2027. The parties are awaiting the issuance of the order. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

We have provided a guarantee that requires us to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent us a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to us by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, we do not believe we are contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent us another letter claiming that our failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, we determined we had no further obligations under the guarantee agreement. Marquee disputed this position, and on June 9, 2025, we entered into a binding term sheet to settle the matter. As part of the settlement, the parties agreed that the guarantee would be in effect through 2029; however, the maximum obligation under the guarantee agreement was reduced. As a result of the execution of this binding term sheet, we have concluded that our obligation to pay under a portion of the guarantee is probable and the loss related thereto could be reasonably estimated, thus recorded an estimated obligation related to this arrangement during the year ended December 31, 2025 (as further discussed in Note 6. Notes Payable and Commercial Bank Financing). Because loss contingencies are inherently unpredictable and unfavorable developments can occur, the assessment requires judgment about future events. Moreover, there is no assurance that contingencies will be satisfied and the ultimate loss may differ materially from the estimated obligation we have recorded.

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

On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the FCC’s national ownership cap, including the UHF discount. The UHF discount allows television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. On June 18, 2025, the FCC issued a Public Notice seeking comment to update the public record in this proceeding on whether to modify, retain, or eliminate the 39% national audience reach cap and/or the UHF discount. All but 21 of the stations we currently own and operate, or to which we provide programming services, are UHF. We cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all our present stations we reach approximately 23% of U.S. households. Changes to the national ownership cap could limit our ability to make television station acquisitions.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2023, the FCC completed its 2018 Quadrennial Regulatory Review (the “2018 Ownership Order”). The 2018 Ownership Order declined to loosen or eliminate any of the existing television ownership rules, including the “Top-Four Prohibition” (which generally restricted common ownership of two top-four rated stations in a market), and amended Note 11 to its ownership rules to prohibit a broadcaster with a top-four-rated television station from acquiring the network affiliation of another top-four rated station in the market and airing that second top-four network on a multicast stream or commonly owned LPTV station under certain circumstances (the “Note 11 Expansion”). The 2018 Ownership Order also revised the methodology for determining whether a station is rated among the top-four stations in the market, retained the SSA disclosure requirement, and declined to attribute SSAs or JSAs. Broadcast industry parties filed three separate appeals of the 2018 Ownership Order which were consolidated in March 2024 before the U.S. Court of Appeals for the Eighth Circuit. On July 23, 2025, the Eighth Circuit issued a decision vacating the Top-Four Prohibition and the Note 11 Expansion, and such rules ceased to be effective on October 23, 2025.

On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review. On September 30, 2025, the FCC issued a Notice of Proposed Rulemaking in the 2022 Quadrennial Regulatory Review proceeding, seeking further comment on the Local Television Ownership Rule. This proceeding remains pending. We cannot predict the outcome of that rulemaking proceeding. Changes to these rules could impact our ability to make radio or television station acquisitions.

12. VARIABLE INTEREST ENTITIES:

Certain of our stations provide services to other station owners within the same respective market through agreements, such as LMAs, where we provide programming, sales, operational, and administrative services, and JSAs and SSAs, where we provide non-programming, sales, operational, and administrative services. In certain cases, we have also entered into purchase agreements or options to purchase the license related assets of the licensee. We typically own the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with our acquisition of the non-license assets of the station, we have provided guarantees to the bank for the licensee’s acquisition financing. The terms of the agreements vary but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of our investment in the stations, we are the primary beneficiary when, subject to the ultimate control of the licensees, we have the power to direct the activities which significantly impact the economic performance of the VIE through the services we provide and we absorb losses and returns that would be considered significant to the VIEs. The fees paid between us and the licensees pursuant to these arrangements are eliminated in consolidation. During the year ended December 31, 2025, we exercised certain purchase options and acquired the license assets of the licensee.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in our consolidated balance sheets as of December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
ASSETS
Current assets:
Accounts receivable, net	$5	$18
Other current assets	2	3
Total current asset	7	21

Property and equipment, net	5	8
Goodwill and indefinite-lived intangible assets	13	15
Definite-lived intangible assets, net	5	26
Total assets	$30	$70

LIABILITIES
Current liabilities:
Other current liabilities	$6	$13

Long-term liabilities:
Notes payable, finance leases, and commercial bank financing, less current portion	4	5
Other long-term liabilities	3	3
Total liabilities	$13	$21

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $116 million and $128 million as of December 31, 2025 and December 31, 2024, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2025, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 6. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

Other VIEs

We have several investments in entities which are considered VIEs. However, we do not participate in the management of these entities, including the day-to-day operating decisions or other decisions which would allow us to control the entity, and therefore, we are not considered the primary beneficiary of these VIEs.

The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $69 million and $79 million as of December 31, 2025 and 2024, respectively, and are included in other assets in our consolidated balance sheets. See Note 5. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other equity investments are recorded in income from equity method investments and other income (expense), net, respectively, in our consolidated statements of operations. We recorded a gain of $65 million, a loss of $65 million, and a gain of $27 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to these investments.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. RELATED PERSON TRANSACTIONS:

Transactions With Our Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the “controlling shareholders”) are brothers and hold substantially all of our Class B Common Stock and some of our Class A Common Stock. We engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $6 million for each of the years ended December 31, 2025, 2024, and 2023.

Finance leases payable related to the aforementioned relationships were $9 million, net of $1 million interest, and $12 million, net of $2 million interest, as of December 31, 2025 and 2024, respectively. The finance leases mature in periods through 2030. For further information on finance leases to affiliates, see Note 6. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  We lease aircraft owned by certain controlling shareholders. For all leases, we incurred aggregate expenses of $0.2 million, $0.1 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. We have entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, we recorded revenue of $1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Atlantic Automotive Corporation. We sell advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a holding company that owns automobile dealerships and an automobile leasing company. David Smith has a controlling interest in, and is a member of the board of directors of, Atlantic Automotive. We received payments for advertising totaling $0.1 million for the year ended December 31, 2025 and less than $0.1 million for each of the years ended December 31, 2024 and 2023.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal terms remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $73 million and $69 million as of December 31, 2025 and 2024, respectively. The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2025 and 2024. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. We paid Cunningham, under these agreements, $12 million for each of the years ended December 31, 2025, 2024, and 2023.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2028 and August 2033, and certain stations have renewal provisions for successive eight-year periods.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenue of the stations are reported in our consolidated statements of operations. Our consolidated revenue includes $128 million, $155 million, and $140 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to the Cunningham Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA, with which Cunningham has an LMA, that is operating on a month-to-month term until either party provides notice of termination. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million which increases by 2% on each anniversary and which expires in November 2028.

We have multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $1 million for the year ended December 31, 2025 and $2 million for each of the years ended December 31, 2024 and 2023, under these agreements.

Leased Property by Real Estate Ventures

Prior to September 2024, certain of our real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2024 and 2023.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of $0.3 million for each of the years ended December 31, 2025, 2024, and 2023 and made payments to WGC of less than $0.1 million, $0.1 million, and less than $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Diamond Sports Intermediate Holdings LLC

Up until DSG’s emergence from bankruptcy on January 2, 2025, we accounted for our equity interest in Diamond Sports Intermediate Holdings LLC (“DSIH”) as an equity method investment, however we no longer hold an equity interest in DSIH subsequent to DSG’s emergence.

Management Services Agreement. We had a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which we provided DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, the local media segment recorded $60 million and $49 million of revenue for the years ended December 31, 2024 and 2023, respectively.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note receivable. We were party to an accounts receivable securitization facility held by Diamond Sports Finance SPV, LLC (“DSPV”), an indirect wholly-owned subsidiary of DSIH. The facility was terminated on March 14, 2024. For the year ended December 31, 2023, we received payments totaling $203 million related to the note receivable associated with the facility, including $199 million from DSPV on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the facility, accrued interest, and outstanding fees and expenses.

We recorded revenue of $14 million and $19 million for the years ended December 31, 2024 and 2023, respectively, within other related to certain other transactions between DSIH and the Company.

Employees

Jason Smith, Executive Vice Chairman of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Board. Jason Smith received total compensation of $1 million, consisting of salary and bonus, for each of the years ended December 31, 2025, 2024, and 2023 and was granted 159,607 and 37,566 shares of restricted stock, vesting over two years, for the year ended December 31, 2025 and 2024, respectively, and 500,000 stock appreciation rights, vesting over two years, for the year ended December 31, 2024.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Board. Ethan White received total compensation of $0.2 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary and bonus, and was granted 3,244, 1,503, and 1,252 shares of restricted stock, vesting over two years, for the years ended December 31, 2025, 2024, and 2023, respectively.

Ryan McCoy, an employee of the Company, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of $0.1 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of $0.2 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary and bonus, and was granted 285 shares of restricted stock, vesting over two years, for the year ended December 31, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Board; J. Duncan Smith; and Robert Smith, a member of the Board. Frederick Smith received total compensation of $1 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary, bonus, and earnings related to Frederick Smith’s participation in the Company’s deferred compensation plan.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $1 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary and bonus.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. EARNINGS PER SHARE:

The following table reconciles income (“numerator”) and shares (“denominator”) used in our computations of earnings per share for the years ended December 31, 2025, 2024, and 2023 (in millions, except share amounts which are reflected in thousands):

	2025	2024	2023
Income (“Numerator”)
Net (loss) income	$(99)	$319	$(279)
Net loss attributable to the redeemable noncontrolling interests	—	—	4
Net income attributable to the noncontrolling interests	(13)	(9)	(16)
Numerator for basic and diluted earnings per common share available to common shareholders	$(112)	$310	$(291)

Shares (“Denominator”)
Basic weighted-average common shares outstanding	69,118	65,782	65,125
Dilutive effect of stock settled appreciation rights and outstanding stock options	—	314	—
Diluted weighted-average common and common equivalent shares outstanding	69,118	66,096	65,125

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

	2025	2024	2023
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,289	5,626	4,425

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT DATA:

For the year ended December 31, 2025, we had two reportable segments: local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. Our tennis segment provides viewers coverage of many of tennis’ top tournaments and original professional sport and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. The local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the assets in other and corporate are owned and operated by Ventures.

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

Segment financial information reviewed by the CODM is included in the following tables for the years ended December 31, 2025, 2024, and 2023 (in millions):

As of December 31, 2025	Local media	Tennis	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,004	$61	$20	$—	$2,085
Assets	4,574	243	1,132	—	5,949

As of December 31, 2024	Local media	Tennis	Other & Corporate	Eliminations	Consolidated
Goodwill	$2,016	$61	$5	$—	$2,082
Assets	4,591	253	1,043	(2)	5,885

For the year ended December 31, 2025	Local media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,774	$265	$166	$(36)	(b)	$3,169
Media programming and production expenses	1,526	125	2	—		1,653
Media selling, general and administrative expenses	666	65	107	(32)		806
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	227	21	2	(1)		249
Amortization of program costs	74	—	—	—		74
Corporate general and administrative expenses	118	2	65	—		185
(Gain) loss on asset dispositions and other, net	(24)	—	5	—		(19)
Other segment items (a)	8	—	43	(3)		48
Operating income (loss)	$179	$52	$(58)	$—		$173

Interest expense including amortization of debt discount and deferred financing costs	$395	$—	$—	$—		$395
(Loss) income from equity method investments	—	(3)	64	—		61
Gain on extinguishment of debt	6	—	—	—		6
Other income (expense), net	8	—	(6)	—		2
Loss before income taxes						$(153)

Capital expenditures	$73	$2	$—	$(1)		$74

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2024	Local media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$3,254	$247	$76	$(29)	(b)	$3,548
Media programming and production expenses	1,536	125	—	—		1,661
Media selling, general and administrative expenses	742	53	21	(22)		794
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	231	21	2	(4)		250
Amortization of program costs	74	—	—	—		74
Corporate general and administrative expenses	117	2	66	—		185
Gain on asset dispositions and other, net	(18)	—	(2)	—		(20)
Other segment items (a)	8	—	48	(3)		53
Operating income (loss)	$564	$46	$(59)	$—		$551

Interest expense including amortization of debt discount and deferred financing costs	$304	$—	$—	$—		$304
(Loss) income from equity method investments	—	(3)	121	—		118
Gain on extinguishment of debt	1	—	—	—		1
Other income (expense), net	40	—	(11)	—		29
Income before income taxes						$395

Capital expenditures	$80	$1	$5	$(2)		$84

For the year ended December 31, 2023	Local media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,866	$228	$62	$(22)	(b)	$3,134
Media programming and production expenses	1,488	115	13	(5)		1,611
Media selling, general and administrative expenses	694	41	22	(10)		747
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243	21	10	(3)		271
Amortization of program costs	80	—	—	—		80
Corporate general and administrative expenses	134	1	559	—		694
Loss on deconsolidation of subsidiary	—	—	10	—		10
(Gain) loss on asset dispositions and other, net	(14)	—	17	—		3
Other segment items (a)	14	—	39	(4)		49
Operating income (loss)	$227	$50	$(608)	$—		$(331)

Interest expense including amortization of debt discount and deferred financing costs	$305	$—	$—	$—		$305
(Loss) income from equity method investments	—	(2)	31	—		29
Gain on extinguishment of debt	15	—	—	—		15
Other income (expense), net	33	—	(78)	—		(45)
Loss before income taxes						$(637)

Capital expenditures	$86	$1	$5	$—		$92

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $22 million, $13 million, and $8 million for the years ended December 31, 2025, 2024, and 2023, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the face value and fair value of our financial assets and liabilities as of December 31, 2025 and 2024 (in millions):

	2025		2024
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$40	N/A	$19
Money market funds	N/A	$678	N/A	$601

Level 2:
Investments in equity securities (a)	N/A	$181	N/A	$141
Interest rate swap (b)	N/A	$—	N/A	$1
Deferred compensation assets	N/A	$52	N/A	$47
Deferred compensation liabilities	N/A	$48	N/A	$46
STG (c):
9.750% Second Lien Senior Secured Notes due 2033 (d)	$432	$474	$—	$—
8.125% First-Out First Lien Secured Notes due 2033 (d)	$1,430	$1,496	$—	$—
5.500% Senior Notes due 2030	$485	$440	$485	$328
5.125% Senior Notes due 2027 (d)	$—	$—	$274	$249
4.375% Second-Out First Lien Secured Notes due 2032 (d)	$238	$189	$—	$—
4.125% Senior Secured Notes due 2030 (d)	$—	$—	$737	$546
4.125% Unsecured Notes due 2030 (d)	$4	$3	$—	$—
Term Loan B-2, due September 30, 2026 (d)	$—	$—	$1,175	$1,160
Term Loan B-3, due April 1, 2028 (d)	$3	$2	$714	$575
Term Loan B-4, due April 21, 2029 (d)	$—	$—	$731	$589
Term Loan B-6, due December 31, 2029 (d)	$706	$642	$—	$—
Term Loan B-7, due December 31, 2030 (d)	$726	$653	$—	$—
A/R Facility (e)	$375	$375	$—	$—
Debt of variable interest entities (c)	$6	$6	$7	$7

Level 3:
Investments in equity securities (f)	N/A	$2	N/A	$68

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)The fair value of the interest rate swap was a liability as of December 31, 2025 and an asset as of December 31, 2024. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 6. Notes Payable and Commercial Bank Financing.
(c)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $55 million and $36 million as of December 31, 2025 and 2024, respectively.
(d)STG completed a series of financing transactions, including a new money financing and debt recapitalization, during the year ended December 31, 2025. In April 2025 and October 2025, STG repurchased $81 million and the remaining $89 million, respectively, aggregate principal amount of the 5.125% Senior Notes due 2027. For further information, see Note 6. Notes Payable and Commercial Bank Financing.
(e)On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million A/R Facility with Wells Fargo Bank, N.A., as administrative agent, which matures on November 6, 2028. For further information, see Note 6. Notes Payable and Commercial Bank Financing.
(f)Amounts primarily relate to warrants and options to acquire common equity in Bally’s. For the years ended December 31, 2025, 2024, and 2023, we recorded a fair value adjustment loss of $8 million, gain of $19 million, and loss of $29 million, respectively, related to these interests. The fair value of the warrants is primarily derived from the quoted trading prices of the underlying common equity. The fair value of the options is derived utilizing the Black-Scholes valuation model. The most significant inputs include the trading price of the underlying common stock and the exercise price of the options, which range from $30 to $45 per share. All outstanding awards to acquire common equity in Bally’s were converted to warrants and transferred to Level 2 during the year ended December 31, 2025.

SINCLAIR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy (in millions):

Options and Warrants
Fair Value at December 31, 2023	$46
Measurement adjustments	22
Fair Value at December 31, 2024	68
Measurement adjustments	(8)
Transfer to Level 2	(58)
Fair Value at December 31, 2025	$2

SINCLAIR BROADCAST GROUP, LLC

FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-51

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-53

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023	F-54

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024, and 2023	F-55

Consolidated Statement of Member's Deficit for the Years Ended December 31, 2025 and 2024 and Consolidated Statement of Member’s Equity (Deficit) and Redeemable Noncontrolling Interests for the Year Ended December 31, 2023
F-56

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	F-59

Notes to Consolidated Financial Statements	F-60

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Sinclair Broadcast Group, LLC and to the Board of Directors of Sinclair, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sinclair Broadcast Group, LLC and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the consolidated statements of operations, of comprehensive (loss) income, and of cash flows for each of the three years in the period ended December 31, 2025, of member’s deficit for each of the years ended December 31, 2025, and 2024, and of equity (deficit) and redeemable noncontrolling interests for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Revenue Recognition – Local Media Segment Advertising Revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded advertising revenue of $1,156 million relating to the local media segment for the year ended December 31, 2025. Advertising revenue is generated primarily from the sale of advertising spots/impressions. Advertising revenue is recognized in the period in which the advertising spots/impressions are delivered.
The principal consideration for our determination that performing procedures relating to the local media segment advertising revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for advertising revenue, including controls over the recording of advertising revenue in the period in which the advertising spots/impressions are delivered. These procedures also included, among others, evaluating revenue recognition for a sample of advertising transactions by obtaining taped recordings denoting the as-aired advertisements and comparing those ads to the insertion orders and invoices generated and cash received against revenue transactions recorded in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 27, 2026

We have served as the Company’s auditor since 2009.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401	$291
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	612	582
Income taxes receivable	14	29
Prepaid expenses and other current assets	111	104
Total current assets	1,138	1,006
Property and equipment, net	634	692
Operating lease assets	108	123
Goodwill	2,004	2,016
Indefinite-lived intangible assets	122	123
Customer relationships, net	160	191
Other definite-lived intangible assets, net	260	326
Other assets	237	212
Total assets (a)	$4,663	$4,689

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$437	$374
Current portion of notes payable, finance leases and commercial bank financing	25	38
Current portion of operating lease liabilities	23	22
Current portion of program contracts payable	70	69
Other current liabilities	62	56
Total current liabilities	617	559
Notes payable, finance leases and commercial bank financing, less current portion	4,358	4,091
Operating lease liabilities, less current portion	112	130
Program contracts payable, less current portion	13	13
Deferred tax liabilities	255	373
Other long-term liabilities	131	149
Total liabilities (a)	5,486	5,315
Commitments and contingencies (See Note 10)
SBG Member's deficit:
Accumulated deficit	(749)	(560)
Accumulated other comprehensive income	—	2
Total SBG member's deficit	(749)	(558)
Noncontrolling interests	(74)	(68)
Total deficit	(823)	(626)
Total liabilities and deficit	$4,663	$4,689
The accompanying notes are an integral part of these consolidated financial statements.

(a)Our consolidated total assets as of December 31, 2025 and 2024 include total assets of VIEs of $30 million and $70 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of December 31, 2025 and 2024 include total liabilities of the VIEs of $8 million and $16 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 11. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In millions, except share and per share data)

	2025	2024	2023
REVENUE:
Media Revenue	$2,774	$3,254	$2,968
Non-media revenue	—	—	10
Total revenue	2,774	3,254	2,978

OPERATING EXPENSES:
Media programming and production expenses	1,526	1,536	1,543
Media selling, general and administrative expenses	666	742	719
Amortization of program contract costs	74	74	80
Non-media expenses	8	8	24
Depreciation of property and equipment	104	102	104
Corporate general and administrative expenses	118	123	654
Amortization of definite-lived intangible and other assets	123	129	148
Loss on deconsolidation of subsidiary	—	—	10
Gain on asset dispositions and other, net	(8)	(18)	(2)
Total operating expenses	2,611	2,696	3,280
Operating income (loss)	163	558	(302)

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(395)	(304)	(305)
Gain on extinguishment of debt	6	1	15
Income from equity method investments	—	—	31
Other income (expense), net	8	40	(43)
Total other expense, net	(381)	(263)	(302)
(Loss) income before income taxes	(218)	295	(604)
INCOME TAX BENEFIT (PROVISION)	63	(60)	359
NET (LOSS) INCOME	(155)	235	(245)
Net loss attributable to the redeemable noncontrolling interests	—	—	4
Net income attributable to the noncontrolling interests	(6)	(6)	(16)
NET (LOSS) INCOME ATTRIBUTABLE TO SBG	$(161)	$229	$(257)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In millions)

	2025	2024	2023
Net (loss) income	$(155)	$235	$(245)
Unrealized (loss) gain on interest rate swap, net of taxes	(1)	1	—
Adjustments to pension obligations, net of taxes	(1)	—	—
Comprehensive (loss) income	(157)	236	(245)
Comprehensive loss attributable to the redeemable noncontrolling interests	—	—	4
Comprehensive income attributable to the noncontrolling interests	(6)	(6)	(16)
Comprehensive (loss) income attributable to SBG	$(163)	$230	$(257)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2023
(In millions, except share data)

							SBG Member
	Redeemable Noncontrolling Interests	Class A Common Stock		Class B Common Stock		Old Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity (Deficit)
		Shares	Values	Shares	Values
BALANCE, December 31, 2022	$194	45,847,879	$1	23,775,056	$—	$624	$122	$1	$(67)	$681
Dividends declared and paid on Old Sinclair Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	—	(18)	—	—	(18)
Repurchases of Old Sinclair Class A Common Stock	—	(8,785,022)	—	—	—	(153)	—	—	—	(153)
Old Sinclair Class A Common Stock issued pursuant to employee benefit plans	—	2,274,558	—	—	—	40	—	—	—	40
Old Sinclair Class A and Class B Common Stock converted to SBG member's equity	—	(39,337,415)	(1)	(23,775,056)	—	—	—	—	—	(1)
Deemed dividend to parent	—	—	—	—	—	(511)	(635)	—	(1)	(1,147)
Distribution to parent	—	—	—	—	—	—	(77)	—	—	(77)
Repurchase of redeemable subsidiary preferred equity	(190)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12)	(12)
Net (loss) income	(4)	—	—	—	—	—	(257)	—	16	(241)
BALANCE, December 31, 2023	$—	—	$—	—	$—	$—	$(865)	$1	$(64)	$(928)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2024
(In millions, except share data)

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

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2025
(In millions)

	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2024	$(560)	$2	$(68)	$(626)
Distributions to member, net	(27)	—	—	(27)
Acquisition of noncontrolling interests, net	(1)	—	(2)	(3)
Distributions to noncontrolling interests	—	—	(10)	(10)
Other comprehensive loss	—	(2)	—	(2)
Net (loss) income	(161)	—	6	(155)
BALANCE, December 31, 2025	$(749)	$—	$(74)	$(823)

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(In millions)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(155)	$235	$(245)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	123	129	148
Depreciation of property and equipment	104	102	104
Amortization of program costs	74	74	80
Equity-based compensation	48	49	45
Deferred tax (benefit) provision	(119)	91	(359)
Loss (gain) on asset dispositions and other, net	27	(14)	(2)
Loss on deconsolidation of subsidiary	—	—	10
Income from equity method investments	—	—	(31)
Loss (income) from investments	2	(25)	77
Distributions from investments	—	—	29
Gain on extinguishment of debt	(6)	(1)	(15)
Debt issuance costs	53	—	—
Changes in assets and liabilities, net of acquisitions, dispositions, and asset transfer to Ventures:
(Increase) decrease in accounts receivable	(45)	(20)	9
Decrease in prepaid expenses and other current assets	21	37	4
Net change in due to/from member	1	(3)	43
Increase (decrease) in accounts payable and accrued and other current liabilities	37	(480)	486
Net change in current and long-term net income taxes payable/receivable	24	(35)	(3)
Decrease in program contracts payable	(74)	(80)	(88)
Other, net	(17)	12	(32)
Net cash flows from operating activities	98	71	260
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(73)	(80)	(90)
Purchases of investments	(1)	(4)	(39)
Distributions and proceeds from investments	—	43	204
Other, net	4	3	9
Net cash flows (used in) from investing activities	(70)	(38)	84
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable and commercial bank financing	1,805	—	—
Repayments of notes payable, commercial bank financing and finance leases	(1,515)	(61)	(85)
Repurchase of outstanding Old Sinclair Class A Common Stock	—	—	(153)
Dividends paid on Old Sinclair Class A and Class B Common Stock	—	—	(18)
Repurchase of redeemable subsidiary preferred equity	—	—	(190)
Debt issuance costs	(96)	—	—
(Distributions to) contributions from member, net	(102)	10	(448)
Distributions to noncontrolling interests	(10)	(10)	(12)
Other, net	—	—	(3)
Net cash flows from (used in) financing activities	82	(61)	(909)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	110	(28)	(565)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	291	319	884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$401	$291	$319

The accompanying notes are an integral part of these consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Sinclair Broadcast Group, LLC (“SBG”), a Maryland limited liability company and a wholly owned subsidiary of Sinclair, Inc. (“Sinclair”), is a diversified media company with national reach and a strong focus on providing high-quality content on SBG’s local television stations and digital platform. The content, distributed through SBG’s broadcast platform and third-party platforms, consists of programming provided by third-party networks and syndicators, local news, other original programming produced by SBG and SBG owned networks, and professional sports. Additionally, prior to the Reorganization (as defined below in Company Reorganization), SBG had interests in, owned, managed, and/or operated Tennis Channel, digital media companies, technical and software services companies, research and development companies for the advancement of broadcast technology, and other media and non-media related businesses and assets, including real estate, venture capital, private equity, and direct investments.

As of December 31, 2025, SBG had one reportable segment: local media. The local media segment consists primarily of SBG’s 179 broadcast television stations in 81 markets, which SBG owns, provides programming and operating services pursuant to LMAs, or provides sales services and other non-programming operating services pursuant to other outsourcing agreements, such as JSAs and SSAs. These stations broadcast 656 channels as of December 31, 2025. For the purpose of this report, these 179 stations and 656 channels are referred to as SBG’s stations and channels.

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

SBG consolidates VIEs when SBG is the primary beneficiary. SBG is the primary beneficiary of a VIE when SBG has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. See Note 11. Variable Interest Entities for more information on SBG’s VIEs.

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

Effective at 12:00 am Eastern U.S. time on June 1, 2023 (the “Share Exchange Effective Time”), pursuant to the Share Exchange Agreement and Articles of Share Exchange filed with the Maryland State Department of Assessments and Taxation, the share exchange between Sinclair and Old Sinclair was completed (the “Share Exchange”). Immediately following the Share Exchange Effective Time, Old Sinclair converted from a Maryland corporation to a Maryland limited liability company named Sinclair Broadcast Group, LLC. On the day following the Share Exchange Effective Time, Sinclair Holdings became the intermediate holding company between Sinclair and SBG, and SBG transferred certain of its assets (the “Transferred Assets”) to Sinclair Ventures, LLC, a new indirect wholly-owned subsidiary of Sinclair (“Ventures”). We refer to the Share Exchange and the related steps described above collectively as the “Reorganization.” The Transferred Assets included technical and software services companies, intellectual property for the advancement of broadcast technology, and other media and non-media related businesses and assets including real estate, venture capital, private equity, and direct investments, as well as Digital Remedy, a marketing technology and managed services company, and Tennis Channel and related assets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, applied retrospectively. Early adoption was permitted. SBG adopted this guidance during the fourth quarter of 2024. See Note 13. Segment Data for more information.

In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures, requiring annual disclosure of consistent categories and greater disaggregation of information in the rate reconciliation table; additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); income taxes paid disaggregated by jurisdiction; and income or loss before income tax disaggregated between foreign and domestic (“ASU 2023-09”). The guidance is effective for annual periods beginning after December 15, 2024, applied prospectively. Early adoption is permitted. SBG adopted this guidance during the fourth quarter of 2025. See Note 9. Income Taxes for more information.

In November 2024, the FASB issued guidance requiring disclosure of disaggregated information about certain income statement expense line items. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. SBG is currently evaluating the impact of this guidance.

Cash and Cash Equivalents

SBG considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the allowance for doubtful accounts for the years ended December 31, 2025, 2024, and 2023 is as follows (in millions):

	2025	2024	2023
Balance at beginning of period	$5	$4	$5
Charged to expense	2	5	3
Net write-offs	(3)	(4)	(3)
Transferred to Ventures	—	—	(1)
Balance at end of period	$4	$5	$4

As of December 31, 2025, two customers accounted for 13% and 12%, respectively, of SBG’s accounts receivable, net. As of December 31, 2024, four customers accounted for 11%, 10%, 10%, and 10%, respectively, of SBG’s accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SBG’s indefinite-lived intangible assets consist primarily of SBG’s broadcast licenses and a trade name. For SBG’s annual impairment test for indefinite-lived intangible assets, SBG has the option to perform a qualitative assessment to determine whether it is more likely than not that these assets are impaired. As part of this qualitative assessment SBG weighs the relative impact of factors that are specific to the indefinite-lived intangible assets as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. SBG also considers the significance of the excess fair value over carrying value in prior quantitative assessments. When evaluating SBG’s broadcast licenses for impairment, the qualitative assessment is done at the market level because the broadcast licenses within the market are complementary and together enhance the single broadcast license of each station. If SBG concludes that it is more likely than not that one of SBG’s broadcast licenses is impaired, SBG will perform a quantitative assessment by comparing the aggregate fair value of the broadcast licenses in the market to the respective carrying values. SBG estimates the fair values of SBG’s broadcast licenses using the Greenfield method, which is an income approach. This method involves a discounted cash flow model that incorporates several variables, including, but not limited to, market revenue and long-term growth projections, estimated market share for the typical participant without a network affiliation, and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television station, and includes adjustments for market risk and company specific risk. If the carrying amount of the broadcast licenses exceeds the fair value, then an impairment loss is recorded to the extent that the carrying value of the broadcast licenses exceeds the fair value.

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

For the years ended December 31, 2025, 2024, and 2023, SBG did not identify any indicators that goodwill, indefinite-lived or long-lived assets may not be recoverable. See Note 4. Goodwill, Indefinite-Lived Intangible Assets, and Other Intangible Assets for more information.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2025 and 2024 (in millions):

	2025	2024
Compensation and employee benefits	$93	$96
Interest	74	11
Programming related obligations	162	171
Legal, litigation, and regulatory (a)	23	26
Accounts payable and other operating expenses	85	70
Total accounts payable and accrued liabilities	$437	$374

(a)See Note 10. Commitments and Contingencies for additional information regarding the litigation accruals recorded.

We expense these activities when incurred.

Income Taxes

SBG recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SBG provides a valuation allowance for deferred tax assets if SBG determines that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including SBG’s past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. As of December 31, 2025, a valuation allowance has been provided for deferred tax assets related to certain of our available state net operating loss carryforwards. As of December 31, 2024, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences and a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income. Future changes in operating and/or taxable income or other changes in facts and circumstances could significantly impact the ability to realize SBG’s deferred tax assets which could have a material effect on SBG’s consolidated financial statements.

Management periodically performs a comprehensive review of SBG’s tax positions, and SBG records a liability for unrecognized tax benefits if such tax positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. Significant judgment is required in determining whether positions taken are more likely than not to be sustained, and it is based on a variety of facts and circumstances, including interpretation of the relevant federal and state income tax codes, regulations, case law and other authoritative pronouncements. Based on this analysis, the status of ongoing audits and the expiration of applicable statute of limitations, liabilities are adjusted as necessary. The resolution of audits is unpredictable and could result in tax liabilities that are significantly higher or lower than for what SBG has provided. See Note 9. Income Taxes, for further discussion of accrued unrecognized tax benefits.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information — Statements of Cash Flows

Cash interest paid for the years ended December 31, 2025, 2024, and 2023 was $324 million, $296 million, and $294 million, respectively.

Non-cash investing activities included property and equipment purchases of $3 million for December 31, 2025 and $5 million for each of the years ended December 31, 2024 and 2023.

SBG received investments valued at $20 million and $13 million for the years ended December 31, 2025 and 2024, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

SBG completed the acquisition and sale of certain television stations as described in Acquisitions and Station Disposals below for non-cash consideration of $32 million and $36 million, respectively, during the year ended December 31, 2025.

Included in the (distributions to) contributions from member, net within cash flows from (used in) financing activities in SBG’s consolidated statements of cash flows, were dividends to Sinclair to fund its portion of the dividends to Sinclair shareholders and parent company expenses of $135 million, $121 million, and $74 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, these dividends were offset by a contribution from member related to $38 million from Ventures related to cash tax payments. For the year ended December 31, 2024, these dividends were offset by a contribution from member related to the $148 million from Ventures related to the Diamond Sports Group, LLC (“DSG”) litigation settlement (see Note 10. Commitments and Contingencies for further detail). The year ended December 31, 2023 also reflects the distribution related to the transfer of $360 million of cash to Ventures as part of the Reorganization.

Revenue Recognition

The following table presents SBG’s revenue disaggregated by type and segment for the years ended December 31, 2025, 2024, and 2023 (in millions):

	For the years ended December 31,
	2025	2024
	Local media	Local media
Distribution revenue	$1,529	$1,543
Core advertising revenue	1,124	1,152
Political advertising revenue	32	405
Other media, non-media, and intercompany revenue	89	154
Total revenue	$2,774	$3,254

For the year ended December 31, 2023	Local media	Other	Eliminations	Total
Distribution revenue	$1,491	$76	$—	$1,567
Core Advertising revenue	1,192	29	(5)	1,216
Political advertising revenue	44	—	—	44
Other media, non-media, and intercompany revenue	139	14	(2)	151
Total revenue	$2,866	$119	$(7)	$2,978

Distribution Revenue. SBG generates distribution revenue through fees received from Distributors for the right to distribute SBG’s stations and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to SBG’s customers (as usage occurs) which corresponds with the satisfaction of SBG’s performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. SBG’s customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Core Advertising Revenue. SBG generates core advertising revenue primarily from the sale of non-political advertising spots/impressions within SBG’s broadcast television and digital platforms. Core advertising revenue is recognized in the period in which the advertising spots/impressions are delivered. In arrangements where SBG provides audience ratings guarantees, to the extent that there is a ratings shortfall, SBG will defer a proportionate amount of revenue until the ratings shortfall is settled through the delivery of additional advertising. The term of SBG’s advertising arrangements is generally less than one year and the timing between when an advertisement is aired and when payment is due is not significant. In certain circumstances, SBG requires customers to pay in advance; payments received in advance of satisfying SBG’s performance obligations are reflected as deferred revenue.

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

Arrangements with Multiple Performance Obligations. SBG’s contracts with customers may include multiple performance obligations. For such arrangements, SBG allocates revenue to each performance obligation based on its relative standalone selling price, which is generally based on the prices charged to customers.

Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of SBG’s performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities within SBG’s consolidated balance sheets, based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $145 million, $163 million, and $171 million as of December 31, 2025, 2024, and 2023, respectively, of which $88 million, $112 million, and $124 million as of December 31, 2025, 2024, and 2023, respectively, was reflected in other long-term liabilities in SBG’s consolidated balance sheets. Deferred revenue recognized for the years ended December 31, 2025 and 2024 that was included in the deferred revenue balance as of December 31, 2024 and 2023 was $53 million and $44 million, respectively.

For the year ended December 31, 2025, two customers accounted for 12% and 11%, respectively, of SBG’s total revenue. For the year ended December 31, 2024, one customer accounted for 10% of SBG’s total revenue. For the year ended December 31, 2023, two customers accounted for 11% and 10%, respectively, of SBG’s total revenue. For purposes of this disclosure, a single customer may include multiple entities under common control.

Acquisitions and Station Disposals

In July 2025, SBG sold its owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for consideration valued at $36 million. For the year ended December 31, 2025, SBG recorded a net loss of $8 million related to the sale, which is included within gain on asset dispositions and other, net in SBG’s consolidated statements of operations and SBG’s local media segment within Note 13. Segment Data.

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

Advertising Expenses

Promotional advertising expenses are recorded in the period when incurred and are included in media production and other non-media expenses. Total advertising expenses, net of advertising co-op credits, were $7 million for each of the years ended December 31, 2025 and 2024 and $9 million for the year ended December 31, 2023.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Financial instruments, as of December 31, 2025 and 2024, consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts approximate fair value for each of these financial instruments, except for the notes payable. See Note 14. Fair Value Measurements for additional information regarding the fair value of notes payable.

Post-retirement Benefits

SBG maintains a supplemental executive retirement plan which was inherited upon the acquisition of certain stations. As of December 31, 2025, the estimated projected benefit obligation was $13 million, of which $1 million was included in accrued expenses and $12 million was included in other long-term liabilities in SBG’s consolidated balance sheets. At December 31, 2025, the projected benefit obligation was measured using a 5.09% discount rate compared to a discount rate of 5.44% for the year ended December 31, 2024. For each of the years ended December 31, 2025 and 2024, SBG made $1 million in benefit payments. SBG recognized an actuarial loss of $0.5 million and gain of $0.4 million through other comprehensive income for the years ended December 31, 2025 and 2024, respectively. For each of the years ended December 31, 2025 and 2024, SBG recognized $1 million of periodic pension expense, reported in other income (expense), net in SBG’s consolidated balance sheets.

Redeemable Subsidiary Preferred Equity

On August 23, 2019, Diamond Sports Holdings, LLC (“DSH”), an indirect parent of Diamond Sports Group, LLC (“DSG”) and indirect wholly-owned subsidiary of the Company, issued preferred equity (the “Redeemable Subsidiary Preferred Equity”).

On February 10, 2023, SBG purchased the remaining 175,000 units of the Redeemable Subsidiary Preferred Equity for an aggregate purchase price of $190 million, representing 95% of the sum of the remaining unreturned capital contribution of $175 million and accrued and unpaid dividends up to, but not including, the date of purchase.

Dividends accrued for the year ended December 31, 2023 were $3 million and are reflected in net loss attributable to the redeemable noncontrolling interests in SBG’s consolidated statements of operations. Dividends accrued during 2023 were paid in kind and added to the liquidation preference.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

Subsequent Events

In February 2026, SBG acquired the non-license assets of KMYT and KOKI in Tulsa, OK and disposed of the non-license assets of KLEW in Spokane, WA and KEPR, KIMA, KUNW, KORX and KVVK in Yakima, WA, all of which were completed with the same counterparty. SBG is in the process of completing its preliminary purchase price allocation.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Additionally, SBG has the following arrangements that involve equity-based compensation: employer matching contributions for participants in Sinclair’s 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) and an employee stock purchase plan (“ESPP”). Equity-based compensation expense has no effect on SBG’s consolidated cash flows. For the years ended December 31, 2025, 2024, and 2023, SBG recorded equity-based compensation of $48 million, $49 million, and $45 million, respectively. Below is a summary of the key terms and methods of valuation of SBG’s equity-based compensation awards:

Restricted Stock Awards

RSAs issued in 2025 and 2024 have certain restrictions that generally lapse over two years at 50% and 50%, respectively. RSAs issued in 2023 have certain restrictions that generally lapse after two years at 100% or over two years at 50% and 50%, respectively. As the restrictions lapse, the Sinclair Class A Common Stock may be freely traded on the open market. The fair value assumes the closing value of the stock on the measurement date.

The following is a summary of changes in unvested restricted stock:

	RSAs	Weighted-Average Price
Unvested shares at December 31, 2024	1,317,057	$18.31
2025 Activity:
Granted	2,399,660	13.87
Vested	(1,805,861)	14.32
Forfeited (a)	(55,467)	13.75
Unvested shares at December 31, 2025	1,855,389	$16.59

(a)Forfeitures are recognized as they occur.

SBG recorded compensation expense of $28 million, $18 million, $19 million for the years ended December 31, 2025, 2024, and 2023, respectively. The majority of the unrecognized compensation expense of $12 million as of December 31, 2025 will be recognized in 2026.

Restricted Stock Units

During the year ended December 31, 2025, SBG issued 118,244 Restricted Stock Units (“RSUs”) under the SIP. The RSUs issued have certain restrictions that lapse over three years at 100%. Unvested RSUs do not carry voting rights and do not receive dividends. SBG recorded compensation expense of less than $1 million for the year ended December 31, 2025. The majority of the unrecognized compensation expense of $1 million as of December 31, 2025 will be recognized in 2027.

Equity Grants to Non-Employee Directors

In addition to fees paid in cash to SBG’s non-employee directors, on the date of each annual meeting of Sinclair shareholders, each non-employee directors receives a grant of unrestricted shares of Sinclair Class A Common Stock. Sinclair issued 108,504 in 2025 and 113,658 shares in 2024 and Old Sinclair issued 80,496 shares in 2023. SBG recorded expense of $1 million for each of the years ended December 31, 2025, 2024, and 2023, which was based on the average share price of the stock on the date of grant.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock-Settled Appreciation Rights

These awards entitle holders to the appreciation in Sinclair’s Class A Common Stock over the base value of each SAR over the term of the award. The SARs have a 10-year term with vesting periods ranging from zero to four years. The base value of each SAR is equal to the closing price of Sinclair’s Class A Common Stock on the date of grant. For the years ended December 31, 2025, 2024, and 2023, SBG recorded compensation expense of $2 million, $13 million, and $7 million, respectively.

The following is a summary of the 2025 activity:

	SARs	Weighted-Average Price
Outstanding SARs at December 31, 2024	8,369,840	$20.36
2025 Activity:
Exercised	(54,430)	16.89
Outstanding SARs at December 31, 2025	8,315,410	$20.41

The aggregate intrinsic value of 3,570,730 of the outstanding SARs as of December 31, 2025 was $7 million. The total SARs outstanding had a weighted average remaining contractual life of 7 years.

Valuation of SARS. Our SARs were valued using the Black-Scholes pricing model utilizing the following assumptions:

	2024	2023
Risk-free interest rate	4.1%	4.4%
Expected years to exercise	5 years	5 years
Expected volatility	58.8%	52.1%
Annual dividend yield	7.8%	6.8%

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

Options

Options are fully vested and have a weighted average remaining contractual term of 1 year. As of December 31, 2025, there was no aggregate intrinsic value for the options outstanding. There was no expense recognized for each of the years ended December 31, 2025, 2024, and 2023.

The following is a summary of changes in outstanding options:

	Options	Weighted-Average Price
Outstanding options at December 31, 2024	250,000	$33.20
2025 Activity:
Expired	(125,000)	32.54
Outstanding options at December 31, 2025	125,000	$33.85

401(k) Match

The Sinclair 401(k) Plan is available as a benefit for SBG’s eligible employees. Contributions made to the 401(k) Plan include an employee elected salary reduction amount with a match calculation (the “Match”), which is made using Sinclair’s Class A Common Stock.

The value of the Match is based on the level of elective deferrals into the 401(k) Plan. The number of shares of Sinclair’s Class A Common Stock granted under the Match is determined based upon the closing price on or about March 1st of each year for the previous calendar year’s Match. SBG recorded compensation expense related to the Match of $16 million for each of the years ended December 31, 2025 and 2024 and $17 million for the year ended December 31, 2023,.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase Sinclair Class A Common Stock at 85% of the lesser of the fair value of the common stock as of the first day of the quarter and as of the last day of that quarter, subject to certain limits as defined in the ESPP. The compensation expense recorded related to the ESPP was $1 million for each of the years ended December 31, 2025, 2024, and 2023.

3. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is generally computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 30 years
Operating equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	Lesser of 10 - 30 years or lease term
Automotive equipment	3 - 5 years
Property and equipment under finance leases	Lease term

Acquired property and equipment is depreciated on a straight-line basis over the respective estimated remaining useful lives.

Property and equipment consisted of the following as of December 31, 2025 and 2024 (in millions):

	2025	2024
Land and improvements	$70	$72
Buildings and improvements	294	305
Operating equipment	885	923
Office furniture and equipment	177	155
Leasehold improvements	48	48
Automotive equipment	64	64
Finance lease assets	68	69
Construction in progress	60	70
	1,666	1,706
Less: accumulated depreciation	(1,032)	(1,014)
	$634	$692

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS, AND OTHER INTANGIBLE ASSETS:

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The change in the carrying amount of goodwill at December 31, 2025 and 2024 was as follows (in millions):

Local media
Balance at December 31, 2023	$2,016
Balance at December 31, 2024	$2,016
Disposition	(12)
Balance at December 31, 2025	$2,004

SBG’s accumulated goodwill impairment was $414 million as of both December 31, 2025 and 2024, all of which related to our local media segment.

For SBG’s annual goodwill impairment test related to its local media reporting unit in 2025, SBG elected to perform a quantitative assessment and concluded that the fair value substantially exceeded the carrying value. The key assumptions used to determine the fair value of SBG’s local media reporting unit consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, profit margins, and growth rates. The discount rate used to determine the fair value of SBG’s local media reporting unit is based on a number of factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure for a television broadcasting company and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and growth rates and profit margins are based on market studies, industry knowledge, and historical performance.

For SBG’s annual goodwill impairment tests related to its local media reporting unit in 2024 and 2023, SBG concluded that it was more-likely-than-not that goodwill was not impaired. The qualitative factors reviewed during SBG’s annual assessments indicated stable or improving margins and favorable or stable forecasted economic conditions including stable discount rates and comparable or improving business multiples. Additionally, the results of prior quantitative assessments supported significant excess fair value over carrying value of SBG’s local media reporting unit. SBG did not have any indicators of impairment in any interim period in 2025 or 2024 and therefore did not perform interim impairment tests for goodwill during those periods.

As of December 31, 2025 and 2024, the carrying amount of SBG’s indefinite-lived intangible assets was as follows (in millions):

Local media
Balance at December 31, 2023 (a)	$123
Balance at December 31, 2024 (a) (b)	$123
Acquisition	1
Disposition	(2)
Balance at December 31, 2025 (a) (b)	$122

(a)SBG’s indefinite-lived intangible assets in its local media segment relate to broadcast licenses.
(b)Approximately $12 million and $14 million of indefinite-lived intangible assets relate to consolidated VIEs as of December 31, 2025 and 2024, respectively.
SBG did not have any indicators of impairment for its indefinite-lived intangible assets in 2025 or 2024, and therefore did not perform interim impairment tests during those periods. SBG performed its annual impairment tests for indefinite-lived intangibles in 2025, 2024 and 2023 and as a result of its qualitative assessments, SBG recorded no impairment.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the gross carrying amount and accumulated amortization of SBG’s definite-lived intangibles (in millions):

	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$819	$(659)	$160

Network affiliation	$1,426	$(1,171)	$255
Other	24	(19)	5
Total other definite-lived intangible assets (a)	$1,450	$(1,190)	$260

Total definite-lived intangible assets	$2,269	$(1,849)	$420

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$817	$(626)	$191

Network affiliation	$1,435	$(1,112)	$323
Other	21	(18)	3
Total other definite-lived intangible assets (a)	$1,456	$(1,130)	$326

Total definite-lived intangible assets	$2,273	$(1,756)	$517

(a)Approximately $5 million and $26 million of definite-lived intangible assets relate to consolidated VIEs as of December 31, 2025 and 2024, respectively.

Definite-lived intangible assets and other assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives. The definite-lived intangible assets are amortized over a weighted average useful life of 14 years for customer relationships and 15 years for network affiliations. The amortization expense of the definite-lived intangible and other assets for the years ended December 31, 2025, 2024, and 2023 was $123 million, $129 million, and $148 million, respectively. SBG analyzes specific definite-lived intangibles for impairment when events occur that may impact their value in accordance with the respective accounting guidance for long-lived assets. There were no impairment charges recorded for the years ended December 31, 2025, 2024, and 2023, as there were no indicators of impairment.

The following table shows the estimated annual amortization expense of the definite-lived intangible assets for the next five years and thereafter (in millions):

2026	$124
2027	111
2028	86
2029	50
2030	17
2031 and thereafter	32
$420

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5. OTHER ASSETS:

Other assets as of December 31, 2025 and 2024 consisted of the following (in millions):

	2025	2024
Investments	30	14
Income tax receivable	150	144
Other	57	54
Total other assets	$237	$212

Investments

SBG’s investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments are measured at net asset value (“NAV”).

Investments measured at NAV were $13 million and $5 million as of December 31, 2025 and 2024, respectively. SBG recognized fair value adjustment losses of $1 million and $73 million for the years ended December 31, 2025 and 2023, respectively, associated with these securities, which is reflected in other income (expense), net in SBG’s consolidated statements of operations.

Investments accounted for utilizing the measurement alternative were $17 million and $8 million as of December 31, 2025 and 2024, respectively. SBG recorded a $1 million impairment related to one investment for the year ended December 31, 2025 and a $6 million impairment related to one investment for the year ended December 31, 2023, which are reflected in other income (expense), net in SBG’s consolidated statements of operations. SBG recorded no impairments related to these investments for the year ended December 31, 2024.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. NOTES PAYABLE AND COMMERCIAL BANK FINANCING:

Notes payable, finance leases, and commercial bank financing (including “finance leases to affiliates”) consisted of the following as of December 31, 2025 and 2024 (in millions):

	2025	2024
Credit Agreements:
Term Loan B-2, due September 30, 2026 (a)	$—	$1,175
Term Loan B-3, due April 1, 2028 (a)	3	714
Term Loan B-4, due April 21, 2029 (a)	—	731
Term Loan B-6, due December 31, 2029 (a)	706	—
Term Loan B-7, due December 31, 2030 (a)	726	—
STG Notes:
5.125% Senior notes, due February 15, 2027 (a) (b)	—	274
5.500% Senior notes, due March 1, 2030	485	485
4.125% Senior Secured Notes, due December 1, 2030 (a)	—	737
4.125% Unsecured Notes, due December 1,2030 (a)	4	—
9.750% Second Lien Senior Secured Notes, due February 15, 2033 (a)	432	—
8.125% First-Out First Lien Secured Notes, due February 15, 2033 (a)	1,430	—
4.375% Second-Out First Lien Secured Notes, due December 31, 2032 (a)	238	—
A/R Facility	375	—
Debt of variable interest entities	6	7
Finance leases	24	30
Finance leases - affiliate	9	12
Total outstanding principal	4,438	4,165
Less: Deferred financing costs and discounts	(55)	(36)
Less: Current portion	(22)	(35)
Less: Finance leases - affiliate, current portion	(3)	(3)
Net carrying value of long-term debt	$4,358	$4,091

(a)Sinclair Television Group, Inc. (“STG”) completed a series of financing transactions, including a new money financing and debt recapitalization, during the year ended December 31, 2025. See Credit Agreements and Notes below.
(b)In April 2025 and October 2025, STG repurchased $81 million and the remaining $89 million, respectively, aggregate principal amount of the 5.125% Senior Notes due 2027. See Credit Agreements and Notes below.

Debt under the New Credit Agreement, Amended Credit Agreement, notes payable, and finance leases as of December 31, 2025 matures as follows (in millions):

	Notes and Credit Agreements	Finance Leases	Total
2026	$17	$10	$27
2027	18	8	26
2028	392	6	398
2029	692	6	698
2030	1,186	5	1,191
2031 and thereafter	2,100	5	2,105
Total minimum payments	4,405	40	4,445
Less: Deferred financing costs and discounts	(55)	—	(55)
Less: Amount representing future interest	—	(7)	(7)
Net carrying value of total debt	$4,350	$33	$4,383

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Interest expense in SBG’s consolidated statements of operations was $395 million, $304 million, and $305 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $8 million for the year ended December 31, 2025 and $10 million for each of the years ended December 31, 2024 and 2023. Interest expense for the year ended December 31, 2025 also included $68 million of one-time financing costs.

The stated and weighted average effective interest rates on the above obligations are as follows, for the years ended December 31, 2025 and 2024:

		Weighted Average Effective Rate
	Stated Rate	2025	2024
Credit Agreements:
Term Loan B-2	SOFR plus 2.50%	6.91%	8.17%
Term Loan B-3	SOFR plus 3.00%	6.98%	8.64%
Term Loan B-4 (a)	SOFR plus 3.75%	8.51%	9.83%
Term Loan B-6 (a)	SOFR plus 3.30%	7.30%	—%
Term Loan B-7 (a)	SOFR plus 4.10%	8.37%	—%
Revolving Credit Facility (a) (b)	SOFR plus 2.00%	—%	—%
STG Notes:
5.125% Unsecured Notes	5.13%	5.33%	5.33%
5.500% Unsecured Notes	5.50%	5.66%	5.66%
4.125% Secured Notes	4.13%	4.31%	4.31%
4.125% Unsecured Notes	4.13%	4.31%	—%
9.750% Secured Notes	9.75%	10.17%	—%
8.125% Secured Notes	8.13%	8.29%	—%
4.375% Secured Notes	4.38%	4.52%	—%
A/R Facility	SOFR plus 1.25%	6.91%	—%

(a)Interest rate terms on the STG Term Loan B-4, B-6, and B-7, revolving credit facility, and the A/R Facility (as defined below) include additional customary credit spread adjustments.
(b)STG incurs a commitment fee on undrawn capacity of 0.25%, 0.375%, or 0.50% if STG’s first lien leverage ratio (as defined in the New Credit Agreement) is less than or equal to 2.75x, less than or equal to 3.0x but greater than 2.75x, or greater than 3.0x, respectively. As of December 31, 2025, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $612 million available under the revolving credit facility. As of December 31, 2024, there were no outstanding borrowings, $1 million in letters of credit outstanding, and $649 million available under the revolving credit facility. The total revolving credit facility contains two tranches, one for $575 million which expires on February 12, 2030 and one for $37.5 million which expires on April 21, 2027. See Credit Agreements and Notes below for further information.

SBG recorded $43 million of debt issuance costs for the year ended December 31, 2025. Debt issuance costs and original issuance discounts are presented as a direct deduction from, or addition to, the carrying amount of an associated debt liability, except for debt issuance costs related to the revolving credit facility and A/R Facility, which are presented within other assets in SBG’s consolidated balance sheets.

Credit Agreements and Notes

During the first quarter of 2025, STG, a wholly-owned subsidiary of SBG, completed a series of financing transactions (the “Transactions”) as follows:

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Exchanged $575 million of commitments under the existing revolving credit facility into $575 million first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”) under the New Credit Agreement, which mature February 12, 2030 and borrowings thereunder will bear interest at SOFR plus 2.00%.

The existing bank credit agreement was amended as of February 12, 2025 (the “Amended Credit Agreement”) concurrent with the Transactions and entering into the New Credit Agreement, subordinating the secured obligations thereunder and eliminating substantially all covenants and certain events of default. As a result, the remaining $3 million of Term Loan B-3 and the remaining $37.5 million of commitments under the existing revolving credit facility are ranked as third lien obligations.

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

In connection with the Transactions, for the year ended December 31, 2025, SBG recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

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

Prior to February 15, 2028, December 1, 2025, and February 15, 2027, SBG may redeem the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes, respectively, in whole or in part, at any time or from time to time at a price equal to 100% of the principal amount of the respective notes, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the New Indentures. On or prior to February 15, 2028 and February 15, 2027, SBG may redeem up to 40% of the aggregate principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, at a price equal to 108.125% and 109.750% of the principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, plus accrued and unpaid interest, if any, to, but not including, the date of redemption using the proceeds of certain equity offerings. Prior to February 15, 2028 and February 15, 2027, SBG may redeem the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, in whole but not in part, at a redemption price equal to 108.125% and 109.750% of the principal amount of the 8.125% First-Out Notes and 9.750% Second Lien Notes, respectively, plus accrued and unpaid interest, if any, to, but not including, the redemption date upon certain change of control transactions or certain significant acquisitions. Beginning on December 1, 2025, SBG may redeem some or all of the 4.375% Second-Out Notes at any time or from time to time at the redemption prices set forth in the New Indentures, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, upon the sale of certain of STG’s assets or certain changes of control, SBG may be required to offer to repurchase some or all of the 8.125% First-Out Notes, 4.375% Second-Out Notes, and 9.750% Second Lien Notes.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of December 31, 2025, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of December 31, 2025, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of December 31, 2025.

In April 2025, STG repurchased $81 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $77 million. In October 2025, STG repurchased the remaining $89 million aggregate principal amount of the 5.125% Senior Notes due 2027 for consideration of $89 million. The 5.125% Senior Notes due 2027 acquired were canceled immediately following their acquisition. In connection with the foregoing, SBG recognized a gain on extinguishment of the 5.125% Senior Notes due 2027 of $4 million for the year ended December 31, 2025.

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

During the year ended December 31, 2023, STG repurchased $7 million, $15 million, and $13 million aggregate principal amount of the 5.125% Unsecured Notes, the 5.500% Unsecured Notes, and the 4.125% Secured Notes, respectively, in open market transactions for consideration of $6 million, $8 million, and $8 million, respectively. The STG Notes acquired during the year ended December 31, 2023 were canceled immediately following their acquisition. SBG recognized a gain on extinguishment of the STG Notes of $12 million for the year ended December 31, 2023.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

SBG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of both December 31, 2025 and 2024, all of which related to consolidated VIEs is included in SBG’s consolidated balance sheets. SBG provides a guarantee of certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $331 million for the years 2026 through 2029. SBG accrued $15 million related to this obligation for the year ended December 31, 2025, included in gain on asset dispositions and other, net in SBG’s consolidated statements of operations. As of December 31, 2025, $4 million of this obligation is reflected in accounts payable and accrued liabilities in SBG’s consolidated balance sheets. See Note 10. Commitments and Contingencies for further discussion.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable Securitization Facility

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “A/R Facility”) with Wells Fargo Bank, N.A., as administrative agent, which matures on November 6, 2028, in order to enable STG to raise incremental, low-cost capital. Amounts outstanding under the A/R Facility bear interest at SOFR plus 1.25%. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain subsidiaries of STG identified therein (the “Originators”) to STG. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. As of December 31, 2025, the total amount outstanding under the A/R Facility was $375 million. Interest expense related to the A/R Facility was $3 million for the year ended December 31, 2025.

Interest Rate Swap

During the year ended December 31, 2023, SBG entered into an interest rate swap effective February 7, 2023 which terminates on February 28, 2026 in order to manage a portion of our exposure to variable interest rates. The swap agreement has a notional amount of $600 million, bears a fixed interest rate of 3.9%, and SBG receive a floating rate of interest based on SOFR. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion. As of December 31, 2025, the fair value of the interest rate swap was a liability of $0.2 million, which is recorded in other current liabilities in SBG’s consolidated balance sheets. As of December 31, 2024, the fair value of the interest rate swap was an asset of $1 million, which is recorded in other assets in SBG’s consolidated balance sheets.

Finance Leases

For more information related to SBG’s finance leases and affiliate finance leases see Note 7. Leases and Note 12. Related Person Transactions, respectively.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents lease expense SBG has recorded in SBG’s consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Finance lease expense:
Amortization of finance lease asset	$6	$4	$4
Interest on lease liabilities	3	3	2
Total finance lease expense	9	7	6
Operating lease expense (a)	36	36	38
Total lease expense	$45	$43	$44

(a)Includes variable lease expense of $7 million for the year ended December 31, 2025 and $6 million for each of the years ended December 31, 2024 and 2023.

The following table summarizes SBG’s outstanding operating and finance lease obligations as of December 31, 2025 (in millions):

	Operating Leases	Finance Leases	Total
2026	$31	$10	$41
2027	29	8	37
2028	25	6	31
2029	19	6	25
2030	19	5	24
2031 and thereafter	42	5	47
Total undiscounted obligations	165	40	205
Less imputed interest	(30)	(7)	(37)
Present value of lease obligations	$135	$33	$168

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2025 and December 31, 2024 (in millions, except lease term and discount rate):

	2025			2024
	Operating Leases	Finance Leases		Operating Leases	Finance Leases
Lease assets, non-current	$108	$24	(a)	$123	$30	(a)

Lease liabilities, current	$23	$8		$22	$8
Lease liabilities, non-current	112	25		130	34
Total lease liabilities	$135	$33		$152	$42

Weighted average remaining lease term (in years)	6.43	5.03		7.15	5.62
Weighted average discount rate	6.3%	7.9%		6.3%	8.0%

(a)Finance lease assets are reflected in property and equipment, net in SBG’s consolidated balance sheets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents other information related to SBG’s leases for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32	$32	$33
Operating cash flows from finance leases	$3	$3	$2
Financing cash flows from finance leases	$8	$7	$7
Leased assets obtained in exchange for new operating lease liabilities	$6	$5	$25
Leased assets obtained in exchange for new finance lease liabilities	$—	$22	$—

8. PROGRAM CONTRACTS:

Future payments required under television program contracts as of December 31, 2025 were as follows (in millions):

2026	$70
2027	8
2028	5
Total	83
Less: Current portion	(70)
Long-term portion of program contracts payable	$13

Each future period’s film liability includes contractual amounts owed, but what is contractually owed does not necessarily reflect what SBG is expected to pay during that period. While SBG is contractually bound to make the payments reflected in the table during the indicated periods, industry protocol typically enables SBG to make film payments on a three-month lag. Included in the current portion amount are payments due in arrears of $10 million. In addition, SBG has entered into non-cancelable commitments for future television program rights aggregating to $6 million as of December 31, 2025.

9. INCOME TAXES:

The (benefit) provision for income taxes consisted of the following for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Current provision (benefit) for income taxes:
Federal	$37	$(35)	$5
State	19	4	(5)
	56	(31)	—
Deferred (benefit) provision for income taxes:
Federal	(85)	95	(331)
State	(34)	(4)	(28)
	(119)	91	(359)
(Benefit) provision for income taxes	$(63)	$60	$(359)

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes for the year ended December 31, 2025, after the prospective adoption of ASU 2023-09, is as follows (in millions, except percentages):

	2025	2025
	Tax Expense/(Benefit)	Estimated Tax Rate
U.S. federal statutory tax rate	$(46)	21.0%
State income taxes, net of federal tax benefit (a) (b)	(19)	8.6%
Tax credits (federal R&D credit)	(4)	1.8%
Nontaxable or nondeductible items:
Executive compensation	6	(2.6)%
Other	—	(0.1)%
Changes in unrecognized tax benefits	2	(0.8)%
Other adjustments:
Pending tax refunds interest income	(6)	2.7%
Effective of consolidated VIEs	3	(1.3)%
Other	1	(0.4)%
Effective income tax rate	$(63)	28.9%

(a)The 2025 state jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is Maryland.
(b)Includes a $22 million decrease in valuation allowance primarily as a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes for years ended December 31, 2024 and 2023, prior to the prospective adoption of ASU 2023-09, is as follows:

	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Adjustments:
State income taxes, net of federal tax benefit (a)	6.0%	4.7%
Valuation allowance (b)	(5.8)%	33.5%
Pending tax refunds interest income (c)	(4.6)%	—%
Non-deductible items	1.9%	(0.6)%
Federal tax credits	(1.9)%	0.6%
Adjustment to prior year taxes	1.7%	—%
Other	2.0%	0.2%
Effective income tax rate	20.3%	59.4%

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Temporary differences between the financial reporting carrying amounts and the tax bases of assets and liabilities give rise to deferred taxes. Total deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Deferred Tax Assets:
Net operating losses:
Federal	$—	$75
State	120	149
IRC Section 163(j) interest expense carryforward	52	139
Operating lease liabilities	30	36
Tax Credits	—	90
Capitalized research and development expenses	7	44
Other	41	45
	250	578
Valuation allowance for deferred tax assets	(74)	(96)
Total deferred tax assets	$176	$482

Deferred Tax Liabilities:
Goodwill and intangible assets	$(320)	$(331)
Property & equipment, net	(80)	(87)
Investment in Diamond	—	(405)
Operating lease assets	(26)	(32)
Other	(5)	—
Total deferred tax liabilities	(431)	(855)
Net deferred tax liabilities	$(255)	$(373)

At December 31, 2025, SBG had approximately $2,408 million of state net operating losses. Except for those without an expiration date, these losses will expire during various years from 2026 to 2045, and some of them are subject to annual limitations under state provisions. As discussed in Income Taxes under Note 1. Nature of Operations and Summary of Significant Accounting Policies, SBG establishes a valuation allowance in accordance with the guidance related to accounting for income taxes. As of December 31, 2025, a valuation allowance has been provided for deferred tax assets related to certain temporary basis differences and a substantial portion of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, current and cumulative losses, and projected future taxable income. Although realization is not assured for the remaining deferred tax assets, SBG believes it is more likely than not that they will be realized in the future. During the year ended December 31, 2025, SBG decreased its valuation allowance by $22 million to $74 million. The decrease was primarily a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions. During the year ended December 31, 2024, SBG decreased its valuation allowance by $17 million to $96 million. The decrease was primarily a result of a change in recent years from cumulative loss to cumulative earnings in certain state jurisdictions, and a remeasurement of state net deferred tax assets due to state apportionment updates.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to SBG’s accrued unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Balance at January 1,	$13	$12	$17
Additions related to current year tax positions	1	1	1
Reductions related to positions transferred to Ventures	—	—	(2)
Reductions related to settlements with taxing authorities	—	—	(2)
Reductions related to expiration of the applicable statute of limitations	—	—	(2)
Balance at December 31,	$14	$13	$12

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

The net cash income taxes paid by the Company for the year ended December 31, 2025 were as follows (in millions):

2025
Federal	$31
State & local:
California	6
Other	8
Foreign	—
Income taxes, net of amounts refunded	$45

The net cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 were $3 million and $4 million, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. COMMITMENTS AND CONTINGENCIES:

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

FCC Matters. On May 22, 2020, the Federal Communications Commission (“FCC”) released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture (“NAL”) issued in December 2017 proposing a $13 million fine for alleged violations of the FCC’s sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company’s proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a four-year compliance plan, which terminated on May 29, 2024. Two petitions were filed on June 8, 2020 seeking reconsideration of the consent decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the consent decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations with which the Company has a JSA or LMA, Deerfield Media station WUTB(TV) and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV). On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On June 27, 2025, the FCC (i) denied the motion for substitution; (ii) dismissed the petition to deny; and (iii) granted the license renewal applications of WBFF(TV), WUTB(TV), and WNUV(TV). An application for review of the FCC’s decision was filed on July 28, 2025 on behalf of the individual who unsuccessfully sought to be substituted for the petitioner in the proceeding. The Company timely filed an opposition to the application for review and the matter remains pending. On April 14, 2025, the same attorney who filed the petition against the renewal applications filed a similar petition to deny, on behalf of a different client, against assignment applications filed by the Company seeking FCC consent to sell certain stations to a third party. On July 1, 2025, the FCC dismissed that petition to deny and granted the applications. An application for review of the decision to grant the assignment applications was filed on behalf of the petitioner on July 30, 2025. The Company timely filed an opposition to the application for review and the matter remains pending.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On September 2, 2020, the FCC adopted a Memorandum Opinion and Order and NAL against the licensees of several stations with whom the Company has LMAs, JSAs, and/or SSAs in response to a complaint regarding those stations’ retransmission consent negotiations. The NAL proposed a $0.5 million penalty for each station, totaling $9 million. The licensees filed a response to the NAL on October 15, 2020, asking the FCC to dismiss the proceeding or, alternatively, to reduce the proposed forfeiture to $25,000 per station. On July 28, 2021, the FCC issued a forfeiture order in which the $0.5 million penalty was upheld for all but one station. A Petition for Reconsideration of the forfeiture order was filed on August 7, 2021. On March 14, 2022, the FCC released a Memorandum Opinion and Order and Order on Reconsideration, which reaffirmed the forfeiture order, dismissed (and in the alternative, denied) the Petition for Reconsideration, and stated that because the fines were not paid within the period stated in the July 2021 forfeiture order the FCC may refer the case to the U.S. Department of Justice (“DOJ”) for enforcement of the forfeiture pursuant to Section 504 of the Communications Act. Our understanding is that this matter remains pending. The Company is not a party to this forfeiture order.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants, and fact discovery closes on June 1, 2026. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On November 18, 2025, the Court issued a Memorandum Opinion and Order on the plaintiffs’ motion seeking sanctions, declining as premature the plaintiffs’ request to present evidence of Sinclair’s spoliation at summary judgment and trial, and imposing monetary sanctions on Sinclair for the costs of the plaintiffs’ investigation between April 30, 2024 and the filing of the motion seeking sanctions. On February 20, 2025, Special Master Richard Levie issued Report and Recommendation No. 3 addressing the plaintiffs’ challenges to certain of non-settling defendants’ privilege log entries (“Levie R&R No. 3”), which recommended that the Court compel disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. On October 20, 2025, the Court issued an order adopting Levie R&R No. 3 and denying the objections to Levie R&R No. 3 made by Sinclair and the other non-settling defendants, compelling the production of 6,313 documents Sinclair withheld as privileged. Special Master Wayne R. Andersen has addressed the plaintiffs’ remaining challenges to certain of Sinclair’s and other non-settling defendants’ privilege log entries. On September 29, 2025, Special Master Andersen issued Report and Recommendation No. 3 (“Andersen R&R No. 3”); on October 23, 2025, Special Master Andersen issued Report and Recommendation No. 6 (“Andersen R&R No. 6”); on November 17, 2025, Special Master Andersen issued Report and Recommendation No. 8 (“Andersen R&R No. 8”); and on November 18, 2025, Special Master Andersen issued Report and Recommendation No. 9 (“Andersen R&R No. 9”). In each report and recommendation, Special Master Andersen recommended granting in part and denying in part the plaintiffs’ challenges. No party appealed Andersen R&R No. 3, which compelled the production of two documents Sinclair withheld as privileged. The plaintiffs objected to Andersen R&R No. 6, Andersen R&R No. 8, and Andersen R&R No. 9. On January 22, 2026, the Court issued an order rejecting the objections and adopting Andersen R&R No. 6, Andersen R&R No. 8, and Andersen R&R No. 9. Andersen R&R No. 6 compelled the production of 252 documents, Andersen R&R No. 8 compelled the production of 79 documents, and Andersen R&R No. 9 compelled the production of 10 documents. On December 16, 2025, Special Master Andersen issued Report and Recommendation No. 13 (“Andersen R&R No. 13”), also addressing the plaintiffs’ challenges to certain of Sinclair’s privilege log entries. The plaintiffs filed objections to Andersen R&R No. 13 on January 16, 2026, and Sinclair filed a response on January 30, 2026. The Court’s review of the plaintiffs’ challenges to Sinclair’s privilege claims will be completed upon its ruling on the plaintiffs’ objects to Andersen R&R No. 13. On January 23, 2026, the Court informed the parties that it will issue a new scheduling order, setting a trial date in November 2027. The parties are awaiting the issuance of the order. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

SBG has provided a guarantee that requires SBG to provide funding to Marquee. On July 19, 2024, Marquee sent SBG a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to SBG by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, SBG does not believe it is contractually required to provide funding under the Marquee guarantee at this time and has so informed Marquee. On August 2, 2024, Marquee sent SBG another letter claiming that SBG’s failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, SBG determined SBG had no further obligations under the guarantee agreement. Marquee disputed this position, and on June 9, 2025, SBG entered into a binding term sheet to settle the matter. As part of the settlement, the parties agreed that the guarantee would be in effect through 2029; however, the maximum obligation under the guarantee agreement was reduced. As a result of the execution of this binding term sheet, SBG has concluded that SBG’s obligation to pay under a portion of the guarantee is probable and the loss related thereto could be reasonably estimated, thus recorded an estimated obligation related to this arrangement during the year ended December 31, 2025 (as further discussed in Note 6. Notes Payable and Commercial Bank Financing). Because loss contingencies are inherently unpredictable and unfavorable developments can occur, the assessment requires judgment about future events. Moreover, there is no assurance that contingencies will be satisfied and the ultimate loss may differ materially from the estimated obligation SBG has recorded.

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

On December 18, 2017, the FCC released a Notice of Proposed Rulemaking to examine the FCC’s national ownership cap, including the UHF discount. The UHF discount allows television station owners to discount the coverage of UHF stations when calculating compliance with the FCC’s national ownership cap, which prohibits a single entity from owning television stations that reach, in total, more than 39% of all the television households in the nation. On June 18, 2025, the FCC issued a Public Notice seeking comment to update the public record in this proceeding on whether to modify, retain, or eliminate the 39% national audience reach cap and/or the UHF discount. All but 21 of the stations SBG currently owns and operates, or to which SBG provides programming services are UHF. SBG cannot predict the outcome of the rulemaking proceeding. With the application of the UHF discount counting all of SBG’s present stations SBG reaches approximately 23% of U.S. households. Changes to the national ownership cap could limit SBG’s ability to make television station acquisitions.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On December 22, 2023, the FCC completed its 2018 Quadrennial Regulatory Review (the “2018 Ownership Order”). The 2018 Ownership Order declined to loosen or eliminate any of the existing television ownership rules, including the “Top-Four Prohibition” (which generally restricted common ownership of two top-four rated stations in a market), and amended Note 11 to its ownership rules to prohibit a broadcaster with a top-four-rated television station from acquiring the network affiliation of another top-four rated station in the market and airing that second top-four network on a multicast stream or commonly owned LPTV station under certain circumstances (the “Note 11 Expansion”). The 2018 Ownership Order also revised the methodology for determining whether a station is rated among the top-four stations in the market, retained the SSA disclosure requirement, and declined to attribute SSAs or JSAs. Broadcast industry parties filed three separate appeals of the 2018 Ownership Order which were consolidated in March 2024 before the U.S. Court of Appeals for the Eighth Circuit. On July 23, 2025, the Eighth Circuit issued a decision vacating the Top-Four Prohibition and the Note 11 Expansion, and such rules ceased to be effective on October 23, 2025.

On December 22, 2022, the FCC released a Public Notice to initiate the 2022 Quadrennial Regulatory Review. On September 30, 2025, the FCC issued a Notice of Proposed Rulemaking in the 2022 Quadrennial Regulatory Review proceeding, seeking further comment on the Local Television Ownership Rule. This proceeding remains pending. SBG cannot predict the outcome of that rulemaking proceeding. Changes to these rules could impact SBG’s ability to make radio or television station acquisitions.

11. VARIABLE INTEREST ENTITIES:

Certain of SBG’s stations provide services to other station owners within the same respective market through agreements, such as LMAs, where SBG provides programming, sales, operational, and administrative services, and JSAs and SSAs, where SBG provides non-programming, sales, operational, and administrative services. In certain cases, SBG has also entered into purchase agreements or options to purchase the license related assets of the licensee. SBG typically owns the majority of the non-license assets of the stations, and in some cases where the licensee acquired the license assets concurrent with SBG’s acquisition of the non-license assets of the station, SBG has provided guarantees to the bank for the licensee’s acquisition financing. The terms of the agreements vary but generally have initial terms of over five years with several optional renewal terms. Based on the terms of the agreements and the significance of SBG’s investment in the stations, SBG is the primary beneficiary when, subject to the ultimate control of the licensees, SBG has the power to direct the activities which significantly impact the economic performance of the VIE through the services SBG provides and SBG absorbs losses and returns that would be considered significant to the VIEs. The fees paid between SBG and the licensees pursuant to these arrangements are eliminated in consolidation. During the year ended December 31, 2025, SBG exercised certain purchase options and acquired the license assets of the licensee.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in SBG’s consolidated balance sheets as of December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
ASSETS
Current assets:
Accounts receivable, net	$5	$18
Other current assets	2	3
Total current asset	7	21

Property and equipment, net	5	8
Goodwill and indefinite-lived intangible assets	13	15
Definite-lived intangible assets, net	5	26
Total assets	$30	$70

LIABILITIES
Current liabilities:
Total current liabilities	$6	$13

Long-term liabilities:
Notes payable, finance leases, and commercial bank financing, less current portion	4	5
Other long-term liabilities	3	3
Total liabilities	$13	$21

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from above, were $116 million and $128 million as of December 31, 2025 and 2024, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of December 31, 2025, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 6. Notes Payable and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

The income and loss related to equity method investments and other equity investments are recorded in income from equity method investments and other income (expense), net, respectively, in SBG’s consolidated statements of operations. SBG recorded a gain of $37 million for the year ended December 31, 2023 related to these investments.

12. RELATED PERSON TRANSACTIONS:

Transactions With SBG’s Indirect Controlling Shareholders

David, Frederick, J. Duncan, and Robert Smith (collectively, the “Sinclair controlling shareholders”) are brothers and hold substantially all of the Sinclair Class B Common Stock and some of the Sinclair Class A Common Stock. SBG engaged in the following transactions with them and/or entities in which they have substantial interests:

Leases. Certain assets used by SBG and SBG’s operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $6 million for each of the years ended December 31, 2025, 2024 and 2023.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Finance leases payable related to the aforementioned relationships were $9 million, net of $1 million interest, and $12 million, net of $2 million interest, as of December 31, 2025 and 2024, respectively. The finance leases mature in periods through 2030. For further information on finance leases to affiliates, see Note 6. Notes Payable and Commercial Bank Financing.

Charter Aircraft.  SBG leases aircraft owned by certain controlling shareholders. For all leases, we incurred aggregate expenses of $0.2 million, $0.1 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. SBG has entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, SBG recorded revenue of $0.5 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Atlantic Automotive Corporation. SBG sells advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a holding company that owns automobile dealerships and an automobile leasing company. David Smith has a controlling interest in, and is a member of the board of directors of, Atlantic Automotive. SBG received payments for advertising totaling $0.1 million for the year ended December 31, 2025 and less than $0.1 million for each of the years ended December 31, 2024 and 2023.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; WPFO-TV Portland, Maine; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the Cunningham Stations). Certain of SBG’s stations provide services to these Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 11. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of the Sinclair controlling shareholders. SBG consolidates certain subsidiaries of Cunningham with which SBG has variable interests through various arrangements related to the Cunningham Stations.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional 5-year renewal terms remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $73 million and $69 million as of December 31, 2025 and 2024, respectively. The remaining aggregate purchase price of these stations, net of prepayments, was $54 million for both the years ended December 31, 2025 and 2024. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. SBG paid Cunningham, under these agreements, $12 million for each of the years ended December 31, 2025, 2024, and 2023.

The agreements with KBVU-TV/KCVU-TV, KRNV-DT/KENV-DT, WBSF-TV, WDBB-TV, WEMT-TV, WGTU-TV/WGTQ-TV, WPFO-TV, and WYDO-TV expire between December 2028 and August 2033, and certain stations have renewal provisions for successive eight-year periods.

As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenue of the stations are reported in SBG’s consolidated statements of operations. SBG’s consolidated revenue includes $128 million, $155 million, and $140 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to the Cunningham Stations.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SBG has an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA, with which Cunningham has an LMA, that is operating on a month-to-month term until either party provides notice of termination. Under the agreement, Cunningham paid SBG an initial fee of $1 million and pays SBG $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, SBG has an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million which increases by 2% on each anniversary and which expires in November 2028.

SBG has multi-cast agreements with Cunningham Stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Anderson, South Carolina; Baltimore, Maryland; Portland, Maine; Charleston, West Virginia; Dallas, Texas; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $1 million for the year ended December 31, 2025 and $2 million for each of the years ended December 31, 2024 and 2023 under these agreements.

Leased Property by Real Estate Ventures

Prior to September 2024, certain of SBG’s real estate ventures entered into leases with entities owned by members of the Smith Family. Total rent received under these leases was $1 million for each of the years ended December 31, 2024 and 2023.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). SBG received revenue from advertisers represented by WGC of $0.3 million for each of the years ended December 31, 2025, 2024, and 2023 and made payments to WGC of less than $0.1 million, $0.1 million, and less than $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Sinclair, Inc.

Subsequent to the Reorganization, Sinclair is the sole member of SBG. See Company Reorganization within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

SBG recorded revenue of $10 million for each of the years ended December 31, 2025 and 2024 and $5 million for the year ended December 31, 2023 within the local media segment related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $22 million, $14 million, and $6 million for the years ended December 31, 2025, 2024, and 2023, respectively, within the local media segment related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made net cash distributions of $170 million, $72 million, and $482 million to Sinclair, and certain of its direct and indirect subsidiaries, for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $1 million, included within prepaid expenses and other current assets in SBG’s consolidated balance sheets. As of December 31, 2024, SBG had a payable to Sinclair, and certain of its direct and indirect subsidiaries, of $3 million, included within other current liabilities in SBG’s consolidated balance sheets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Diamond Sports Intermediate Holdings LLC

Up until DSG’s emergence from bankruptcy on January 2, 2025, SBG accounted for its equity interest in Diamond Sports Intermediate Holdings LLC (“DSIH”) as an equity method investment, however SBG no longer holds an equity interest in DSIH subsequent to DSG’s emergence.

Management Services Agreement. SBG had a management services agreement with DSG, a wholly-owned subsidiary of DSIH, in which SBG provided DSG with affiliate sales and marketing services and general and administrative services. Pursuant to this agreement, the local media segment recorded $60 million and $49 million of revenue for the years ended December 31, 2024 and 2023, respectively.

Note receivable. SBG was a party to an accounts receivable securitization facility held by Diamond Sports Finance SPV, LLC (“DSPV”), an indirect wholly-owned subsidiary of DSIH. The facility was terminated on March 14, 2024. For the year ended December 31, 2023, SBG received payments totaling $203 million related to the note receivable associated with the facility, including $199 million from DSPV on May 10, 2023, representing the aggregate outstanding principal amount of the loans under the facility, accrued interest, and outstanding fees and expenses.

SBG recorded revenue of $3 million and $11 million for the years ended December 31, 2024 and 2023, respectively, within the local media segment related to certain other transactions between DSIH and SBG.

Employees

Jason Smith, Executive Vice Chairman of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Jason Smith received total compensation of $1 million, consisting of salary and bonus, for each of the years ended December 31, 2025, 2024, and 2023 and was granted 159,607 and 37,566 shares of restricted stock, vesting over two years, for the years ended December 31, 2025 and 2024, respectively, and 500,000 stock appreciation rights, vesting over two years, for the year ended December 31, 2024.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Ethan White received total compensation of $0.2 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary and bonus, and was granted 3,244, 1,503, and 1,252 shares of restricted stock, vesting over two years, for the years ended December 31, 2025, 2024, and 2023 respectively.

Ryan McCoy, an employee of SBG, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of $0.1 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of $0.2 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary and bonus, and was granted 285 shares of restricted stock, vesting over two years, for the year ended December 31, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG’s Board of Managers, and J. Duncan Smith. Frederick Smith received total compensation of $1 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary, bonus, and earnings related to Frederick Smith’s participation in SBG’s deferred compensation plan.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $1 million for each of the years ended December 31, 2025, 2024, and 2023, consisting of salary and bonus.

13. SEGMENT DATA:

For the year ended December 31, 2025, SBG had one reportable segment: local media. SBG’s local media segment includes SBG’s television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. Other and corporate are not reportable segments but are included for reconciliation purposes. Prior to the Reorganization, other primarily consisted of tennis, non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include SBG’s costs to operate the parent company of its subsidiaries.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Segment financial information reviewed by the CODM is included in the following tables for the years ended December 31, 2025, 2024, and 2023 (in millions):

As of December 31, 2025	Local media	Corporate	Consolidated
Goodwill	$2,004	$—	$2,004
Assets	4,592	71	4,663

As of December 31, 2024	Local media	Corporate	Consolidated
Goodwill	$2,016	$—	$2,016
Assets	4,624	65	4,689

For the year ended December 31, 2025	Local media	Corporate	Consolidated
Revenue	$2,774	$—	$2,774
Media programming and production expenses	1,526	—	1,526
Media selling, general and administrative expenses	666	—	666
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	227	—	227
Amortization of program costs	74	—	74
Corporate general and administrative expenses	118	—	118
(Gain) loss on asset dispositions and other, net	(24)	16	(8)
Other segment items (a)	8	—	8
Operating income (loss)	$179	$(16)	$163

Interest expense including amortization of debt discount and deferred financing costs	$395	$—	$395
Gain on extinguishment of debt	6	—	6
Other income, net	8	—	8
Loss before income taxes			$(218)

Capital expenditures	$73	$—	$73

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2024	Local media	Corporate	Consolidated
Revenue	$3,254	$—	$3,254
Media programming and production expenses	1,536	—	1,536
Media selling, general and administrative expenses	742	—	742
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	231	—	231
Amortization of program costs	74	—	74
Corporate general and administrative expenses	117	6	123
Gain on asset dispositions and other, net	(18)	—	(18)
Other segment items (a)	8	—	8
Operating income (loss)	$564	$(6)	$558

Interest expense including amortization of debt discount and deferred financing costs	$304	$—	$304
Gain on extinguishment of debt	1	—	1
Other income, net	40	—	40
Income before income taxes			$295

Capital expenditures	$80	$—	$80

For the year ended December 31, 2023	Local media	Other & Corporate	Eliminations		Consolidated
Revenue	$2,866	$119	$(7)	(b)	$2,978
Media programming and production expenses	1,488	59	(4)		1,543
Media selling, general and administrative expenses	694	27	(2)		719
Depreciation of property and equipment and amortization of definite-lived intangible assets and other assets	243	10	(1)		252
Amortization of program costs	80	—	—		80
Corporate general and administrative expenses	134	520	—		654
Loss on deconsolidation of subsidiary	—	10	—		10
(Gain) loss on asset dispositions and other, net	(14)	12	—		(2)
Other segment items (a)	14	10	—		24
Operating income (loss)	$227	$(529)	$—		$(302)

Interest expense including amortization of debt discount and deferred financing costs	$305	$—	$—		$305
Income from equity method investments	—	31	—		31
Gain on extinguishment of debt	15	—	—		15
Other income (expense), net	33	(76)	—		(43)
Loss before income taxes					$(604)

Capital expenditures	$86	$4	$—		$90

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $3 million for the year ended December 31, 2023 of revenue for services provided by local media to other, which is eliminated in consolidation.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
14. FAIR VALUE MEASUREMENTS:

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our financial assets and liabilities as of December 31, 2025 and 2024 (in millions):

	2025		2024
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$352	N/A	$253

Level 2:
Interest rate swap (a)	N/A	$—	N/A	$1
STG (b):
9.750% Second Lien Senior Secured Notes due 2033 (c)	$432	$474	$—	$—
8.125% First-Out First Lien Secured Notes due 2033 (c)	$1,430	$1,496	$—	$—
5.500% Senior Notes due 2030	$485	$440	$485	$328
5.125% Senior Notes due 2027 (c)	$—	$—	$274	$249
4.375% Second-Out First Lien Secured Notes due 2032 (c)	$238	$189	$—	$—
4.125% Senior Secured Notes due 2030 (c)	$—	$—	$737	$546
4.125% Unsecured Notes due 2030 (c)	$4	$3	$—	$—
Term Loan B-2, due September 30, 2026 (c)	$—	$—	$1,175	$1,160
Term Loan B-3, due April 1, 2028 (c)	$3	$2	$714	$575
Term Loan B-4, due April 21, 2029 (c)	$—	$—	$731	$589
Term Loan B-6, due December 31, 2029 (c)	$706	$642	$—	$—
Term Loan B-7, due December 31, 2030 (c)	$726	$653	$—	$—
A/R Facility	$375	$375	$—	$—
Debt of variable interest entities (b)	$6	$6	$7	$7

N/A - Not applicable
(a)The fair value of the interest rate swap was a liability as of December 31, 2025 and an asset as of December 31, 2024. See Hedge Accounting within Note 1. Nature of Operations and Summary of Significant Accounting Policies and Interest Rate Swap within Note 6. Notes Payable and Commercial Bank Financing.
(b)Amounts are carried in SBG’s consolidated balance sheets net of debt discount and deferred financing costs, which are excluded in the above table, of $55 million and $36 million as of December 31, 2025 and 2024, respectively.
(c)STG completed a series of financing transactions, including a new money financing and debt recapitalization, during the year ended December 31, 2025. In April 2025 and October 2025, STG repurchased $81 million and the remaining $89 million, respectively, aggregate principal amount of the 5.125% Senior Notes due 2027. For further information, see Note 6. Notes Payable and Commercial Bank Financing.
(d)On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million A/R Facility with Wells Fargo Bank, N.A., as administrative agent, which matures on November 6, 2028. For further information, see Note 6. Notes Payable and Commercial Bank Financing.