Form 10-Q
period 2026-03-31
Sinclair, Inc.; Sinclair Broadcast Group, LLC
filed 2026-05-06
CIK 1971213, 912752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 48,410,345 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,755,236 shares of Sinclair, Inc. Class B Common Stock outstanding.

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
•natural disasters and pandemics that impact our employees, Distributors, advertisers, suppliers, stations, and networks; and
•cybersecurity incidents, data privacy, and other information technology failures related to us, our vendors and those within our vendors’ supply chain have and in the future may, adversely affect us and disrupt our operations.

Other matters set forth in this report, including the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.
 SINCLAIR BROADCAST GROUP, LLC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

ITEM 1. FINANCIAL STATEMENTS

This report includes the Consolidated Financial Statements of Sinclair and SBG in Item 1A and Item 1B, respectively.

ITEM 1A.  FINANCIAL STATEMENTS OF SINCLAIR, INC.

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$844	$866
Accounts receivable, net of allowance for doubtful accounts of $5 as of both periods	631	687
Prepaid expenses and other current assets	153	147
Total current assets	1,628	1,700
Property and equipment, net	640	655
Operating lease assets	112	110
Goodwill	2,082	2,085
Indefinite-lived intangible assets	27	149
Customer relationships, net	265	269
Other definite-lived intangible assets, net	371	264
Other assets	651	717
Total assets (a)	$5,776	$5,949

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$475	$496
Income taxes payable	21	21
Current portion of notes payable, finance leases, and commercial bank financing	23	25
Current portion of operating lease liabilities	25	24
Current portion of program contracts payable	57	70
Other current liabilities	71	67
Total current liabilities	672	703
Notes payable, finance leases, and commercial bank financing, less current portion	4,353	4,358
Operating lease liabilities, less current portion	113	112
Program contracts payable, less current portion	12	13
Deferred tax liabilities	57	213
Other long-term liabilities	177	180
Total liabilities (a)	5,384	5,579
Commitments and contingencies (See Note 4)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 48,254,010 and 45,979,350 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,755,236 and 23,755,236 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	635	613
Accumulated deficit	(169)	(171)
Total Sinclair shareholders’ equity	467	443
Noncontrolling interests	(75)	(73)
Total equity	392	370
Total liabilities and equity	$5,776	$5,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Our consolidated total assets as of March 31, 2026 and December 31, 2025 include total assets of variable interest entities (“VIE”) of $21 million and $30 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of March 31, 2026 and December 31, 2025 include total liabilities of VIEs of $5 million and $8 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 7. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Media revenue	$801	$770
Non-media revenue	6	6
Total revenue	807	776

OPERATING EXPENSES:
Media programming and production expenses	412	418
Media selling, general and administrative expenses	214	192
Amortization of program costs	18	19
Non-media expenses	15	11
Depreciation of property and equipment	26	26
Corporate general and administrative expenses	49	52
Amortization of definite-lived intangible assets	39	36
Loss on asset dispositions and other, net	7	8
Total operating expenses	780	762
Operating income	27	14

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(85)	(144)
Gain on extinguishment of debt	—	2
Loss from equity method investments	(1)	(6)
Other expense, net	(78)	(66)
Total other expense, net	(164)	(214)
Loss before income taxes	(137)	(200)
INCOME TAX BENEFIT	158	46
NET INCOME (LOSS)	21	(154)
Net income attributable to the noncontrolling interests	(1)	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR	$20	$(156)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$0.28	$(2.30)
Diluted earnings per share	$0.28	$(2.30)
Basic weighted average common shares outstanding (in thousands)	70,565	67,489
Diluted weighted average common and common equivalent shares outstanding (in thousands)	70,820	67,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$21	$(154)
Unrealized loss on interest rate swap, net of tax	—	(1)
Comprehensive income (loss)	21	(155)
Comprehensive income attributable to the noncontrolling interests	(1)	(2)
Comprehensive income (loss) attributable to Sinclair	$20	$(157)

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

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended March 31, 2026
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2025	45,979,350	$1	23,755,236	$—	$613	$(171)	$(73)	$370
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(18)	—	(18)
Class A Common Stock issued pursuant to employee benefit plans	2,274,660	—	—	—	20	—	—	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Issuance of subsidiary stock awards	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	20	1	21
BALANCE, March 31, 2026	48,254,010	$1	23,755,236	$—	$635	$(169)	$(75)	$392

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21	$(154)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	39	36
Depreciation of property and equipment	26	26
Amortization of program costs	18	19
Stock-based compensation	21	22
Deferred tax benefit	(156)	(138)
Loss on asset dispositions and other, net	7	8
Loss from equity method investments	1	6
Loss from investments	85	73
Distributions from investments	1	2
Gain on extinguishment of debt	—	(2)
Debt issuance costs	—	68
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	55	(33)
Increase in prepaid expenses and other current assets	(39)	(29)
(Decrease) increase in accounts payable and accrued and other current liabilities	(12)	24
Net change in net income taxes payable/receivable	(1)	92
Decrease in program contracts payable	(19)	(19)
Other, net	(4)	4
Net cash flows from operating activities	43	5

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(15)	(16)
Acquisition of businesses, net of cash acquired	(15)	(25)
Purchases of investments	(8)	(8)
Distributions and proceeds from investments	11	7
Other, net	3	—
Net cash flows used in investing activities	(24)	(42)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,430
Repayments of notes payable, commercial bank financing, and finance leases	(9)	(1,331)
Dividends paid on Class A and Class B Common Stock	(18)	(17)
Debt issuance costs	—	(99)
Distributions to noncontrolling interests	(3)	(3)
Other, net	(11)	(9)
Net cash flows used in financing activities	(41)	(29)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(22)	(66)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	866	697
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$844	$631

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

For the quarter ended March 31, 2026, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 177 broadcast television stations in 79 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 646 channels as of March 31, 2026. For the purpose of this report, these 177 stations and 646 channels are referred to as “our” stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; TennisChannel 2, a 24-hour a day free ad-supported streaming television channel; and Tennis.com.

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), the consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. The consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

Changes in Accounting Estimates

During the three months ended March 31, 2026, the Company reassessed the useful lives of certain FCC licenses previously classified as indefinite-lived intangible assets. Based on this reassessment, management determined that these licenses have finite useful lives and, accordingly, we reclassified $122 million of FCC licenses from indefinite-lived to definite-lived intangible assets which will be amortized over a 15-year life. We assessed our FCC licenses for impairment prior to completion of this change, concluding there were no impairment indicators.

Recent Accounting Pronouncements

In November 2024, the FASB issued guidance requiring disclosure of disaggregated information about certain income statement expense line items. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this guidance.

In December 2025, the FASB issued guidance providing clarifications and organizational improvements to interim financial reporting guidance under Accounting Standard Codification 270. The guidance is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this guidance.

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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $8 million and $3 million for the three months ended March 31, 2026 and 2025, respectively. Non-cash investing activities included property and equipment purchases of $3 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

We received equity shares in investments valued at $5 million and $8 million for the three months ended March 31, 2026 and 2025, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

During the three months ended March 31, 2026, we completed the acquisition and sale of certain television stations that included non-cash consideration as further described in Acquisitions and Station Disposals below.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended March 31, 2026	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$402	$56	$—	$—	$458
Core advertising revenue	261	13	40	(9)	305
Political advertising revenue	18	—	—	—	18
Other media, non-media, and intercompany revenue	20	1	6	(1)	26
Total revenue	$701	$70	$46	$(10)	$807

For the three months ended March 31, 2025	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$395	$56	$—	$—	$451
Core advertising revenue	271	11	15	(5)	292
Political advertising revenue	6	—	—	—	6
Other media, non-media, and intercompany revenue	22	1	6	(2)	27
Total revenue	$694	$68	$21	$(7)	$776

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $155 million and $149 million as of March 31, 2026 and December 31, 2025, respectively, of which $87 million and $88 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized for the three months ended March 31, 2026 and 2025, included in the deferred revenue balance as of December 31, 2025 and 2024, was $19 million and $21 million, respectively.

For the three months ended March 31, 2026, two customers accounted for 11% and 11%, respectively, of our total revenue. For the three months ended March 31, 2025, two customers accounted for 11% and 11%, respectively, of our total revenue. As of March 31, 2026, three customers accounted for 12%, 10%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2025, three customers accounted for 12%, 11%, and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Acquisitions and Station Disposals

In February 2026, we acquired the non-license assets of KMYT and KOKI in Tulsa, OK, along with a purchase option to acquire the four television stations that were previously sold in 2025 (as described below). The total consideration for the transaction was $52 million and included the Company transferring the non-license assets of KLEW in Spokane, WA and KEPR, KIMA, KUNW, KORX, and KVVK in Yakima, WA valued at $12 million, the forgiveness of certain outstanding promissory notes and working capital balances in the amount of $21 million, and cash payments (including cash payments related to certain holdbacks) of $19 million. The acquired assets and liabilities were recorded at fair value as of the closing date of the transaction. Based upon our preliminary purchase price allocation, we recorded $21 million of definite-lived intangible assets, $10 million of property and equipment, $19 million of other assets, and $2 million of goodwill.

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

During the three months ended March 31, 2025, we entered into an asset purchase agreement with a counterparty to sell our owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for approximately $30 million and accrued the estimated loss we expected to recognize upon closing of the sale of approximately $17 million, which is included within loss on asset dispositions and other, net within our consolidated statements of operations and our local media segment within Note 6. Segment Data for the three months ended March 31, 2025 and was recorded to reflect the underlying assets at the lower of carrying value and fair value.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2026 and 2025 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a certain amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

Our effective income tax rate for the three months ended March 31, 2026 was greater than the statutory rate primarily due to substantially magnified impact of many 2026 items as a result of small estimated annual pre-tax income. Our effective income tax rate for the three months ended March 31, 2025 approximated the statutory rate.

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

Subsequent Events

In April 2026, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on June 9, 2026, to holders of record at the close of business on May 26, 2026.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	As of March 31, 2026	As of December 31, 2025
Equity method investments	$19	$21
Other investments	316	402
Notes receivable	38	31
Income tax receivable	152	150
Post-retirement plan assets	50	52
Other	76	61
Total other assets	$651	$717

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

As of March 31, 2026 and December 31, 2025, we held $141 million and $223 million, respectively, in investments measured at fair value. As of March 31, 2026 and December 31, 2025, we held $142 million and $150 million, respectively, in investments measured at NAV. We recognized a fair value adjustment loss of $85 million for the three months ended March 31, 2026 and a fair value adjustment loss of $73 million for the three months ended March 31, 2025, associated with these investments, which are reflected in other expense, net in our consolidated statements of operations. As of March 31, 2026 and December 31, 2025, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $37 million and $42 million, respectively.

Investments accounted for utilizing the measurement alternative were $33 million and $29 million as of March 31, 2026 and December 31, 2025, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either of the three months ended March 31, 2026 and 2025.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Credit Agreement and Notes

Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of Sinclair Broadcast Group, LLC (“SBG”), is party to two bank credit agreements, the new credit agreement dated February 12, 2025 (the “New Credit Agreement”) and an existing credit agreement that was amended as of February 12, 2025 (the “Amended Credit Agreement).
The New Credit Agreement includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the $575 million first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”), measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of March 31, 2026, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of March 31, 2026, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2026.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the first quarter of 2025, STG completed a series of financing transactions and for the three months ended March 31, 2025, recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7, both at discounts of face value.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $3 million as of both March 31, 2026 and December 31, 2025. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finance leases to affiliates of $6 million as of both March 31, 2026 and December 31, 2025. See Note 8. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

We jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of December 31, 2025, all of which related to consolidated VIEs and was included in our consolidated balance sheets. We guarantee certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $331 million for the years 2026 through 2029. As of both March 31, 2026 and December 31, 2025, our estimated obligation was $15 million. Of this estimated obligation, the Company paid $5 million during the three months ended March 31, 2026 and $10 million during the year ended December 31, 2025. See Note 4. Commitments and Contingencies for further discussion.

Accounts Receivable Securitization Facility

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “AR Facility”) with Wells Fargo Bank, N.A., as administrative agent, which matures on November 6, 2028, in order to enable STG to raise incremental, low-cost capital. Amounts outstanding under the A/R Facility bear interest at SOFR plus 1.25%. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain subsidiaries of STG identified therein (the “Originators”) to STG. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The total amount outstanding under the A/R Facility was $375 million as of both March 31, 2026 and December 31, 2025. Interest expense related to the A/R Facility was $5 million for the three months ended March 31, 2026.

Interest Rate Collar

During the three months ended March 31, 2026, we entered into two interest collar agreements in order to manage a portion of our exposure to variable interest rates. The first agreement has a notional amount of $100 million, an effective date of March 3, 2026, a termination date of August 31, 2027, an interest rate ceiling of 3.75%, and an interest rate floor of 2.67%. The second agreement has a notional amount of $100 million, an effective date of March 30, 2026, a termination date of March 30, 2027, an interest rate ceiling of 4.25%, and an interest rate floor of 3.65%. The activity associated with these agreements was immaterial for the three months ended March 31, 2026.

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

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the consent decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations: WUTB(TV), which the Company subsequently acquired from Deerfield Media in November 2025, and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV), with which the Company has an LMA. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On June 27, 2025, the FCC (i) denied the motion for substitution; (ii) dismissed the petition to deny; and (iii) granted the license renewal applications of WBFF(TV), WUTB(TV), and WNUV(TV). An application for review of the FCC’s decision was filed on July 28, 2025 on behalf of the individual who unsuccessfully sought to be substituted for the petitioner in the proceeding. The Company timely filed an opposition to the application for review and the matter remains pending. On April 14, 2025, the same attorney who filed the petition against the renewal applications filed a similar petition to deny, on behalf of a different client, against assignment applications filed by the Company seeking FCC consent to sell certain stations to a third party. On July 1, 2025, the FCC dismissed that petition to deny and granted the applications. An application for review of the decision to grant the assignment applications was filed on behalf of the petitioner on July 30, 2025. The Company timely filed an opposition to the application for review and the matter remains pending.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs (or with whom the Company had LMAs, JSAs, and/or SSAs and has since acquired), for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024. On June 27, 2025, the FCC adopted an Order and Consent Decree pursuant to which the Company agreed to make a voluntary contribution of $500,000 to resolve, without any admission of liability, the forfeiture order (with respect to Company stations), a closed captioning investigation of Company station WUHF in Rochester, NY, and matters relating to certain of the Company’s pending station renewal applications. As part of the consent decree, the Company also agreed to implement a two-year compliance plan relating to the FCC’s limits on commercial matter in children’s programming and closed captioning rules, and the FCC agreed to grant the license renewal applications of all Company stations involved in the matters resolved by the consent decree. The consent decree states the forfeiture order will be resolved by separate action with respect to the non-Company licensees named in the forfeiture order, and to the Company’s knowledge all but one of such non-Company licensees have entered into non-monetary consent decrees with the FCC and agreed to similar compliance plans with respect to the FCC’s limits on commercial matter in children’s programming. The Company made the $500,000 voluntary contribution on July 9, 2025.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants, and fact discovery closes on June 1, 2026. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On November 18, 2025, the Court issued a Memorandum Opinion and Order on the plaintiffs’ motion seeking sanctions, declining as premature the plaintiffs’ request to present evidence of Sinclair’s spoliation at summary judgment and trial, and imposing monetary sanctions on Sinclair for the costs of the plaintiffs’ investigation between April 30, 2024 and the filing of the motion seeking sanctions. On February 20, 2025, Special Master Richard Levie issued Report and Recommendation No. 3 addressing the plaintiffs’ challenges to certain of non-settling defendants’ privilege log entries (“Levie R&R No. 3”), which recommended that the Court compel disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. On October 20, 2025, the Court issued an order adopting Levie R&R No. 3 and denying the objections to Levie R&R No. 3 made by Sinclair and the other non-settling defendants, compelling the production of 6,313 documents Sinclair withheld as privileged. On April 8, 2026, the Company filed a Motion for Reconsideration regarding 519 of these documents. Special Master Wayne R. Andersen has addressed the plaintiffs’ remaining challenges to certain of Sinclair’s and other non-settling defendants’ privilege log entries. On September 29, 2025, Special Master Andersen issued Report and Recommendation No. 3 (“Andersen R&R No. 3”); on October 23, 2025, Special Master Andersen issued Report and Recommendation No. 6 (“Andersen R&R No. 6”); on November 17, 2025, Special Master Andersen issued Report and Recommendation No. 8 (“Andersen R&R No. 8”); on November 18, 2025, Special Master Andersen issued Report and Recommendation No. 9 (“Andersen R&R No. 9”); and on December 16, 2025, Special Master Andersen issued Report and Recommendation No. 13 (“Andersen R&R No. 13”). In each report and recommendation, Special Master Andersen recommended granting in part and denying in part the plaintiffs’ challenges. No party appealed Andersen R&R No. 3, which compelled the production of two documents Sinclair withheld as privileged. The plaintiffs objected to Andersen R&R No. 6, Andersen R&R No. 8, Andersen R&R No. 9, and Andersen R&R No. 13. On January 22, 2026, the Court issued an order rejecting plaintiffs’ objections to and adopting Andersen R&R No. 6, Andersen R&R No. 8, and Andersen R&R No. 9. Andersen R&R No. 6 compelled the production of 252 documents, Andersen R&R No. 8 compelled the production of 79 documents, and Andersen R&R No. 9 compelled the production of 10 documents. On February 23, 2026, the Court issued an order rejecting plaintiffs’ objections to and adopting Andersen R&R No. 13. Andersen R&R No. 13 compelled the production of 11 documents. Andersen R&R Nos. 3, 6, 8, 9, and 13 collectively upheld the Company’s privilege claims over 1,639 documents. On January 23, 2026, the Court issued a new scheduling order, setting a trial date of November 1, 2027. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

We have provided a guarantee that requires us to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent us a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to us by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, we do not believe we are contractually required to provide funding under the Marquee guarantee at this time and have so informed Marquee. On August 2, 2024, Marquee sent us another letter claiming that our failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, we determined we had no further obligations under the guarantee agreement. Marquee disputed this position, and on June 9, 2025, we entered into a binding term sheet to settle the matter. As part of the settlement, the parties agreed that the guarantee would be in effect through 2029; however, the maximum obligation under the guarantee agreement was reduced. As a result of the execution of this binding term sheet, we have concluded that our obligation to pay under a portion of the guarantee is probable and the loss related thereto could be reasonably estimated, thus recorded an estimated obligation related to this arrangement during the year ended December 31, 2025. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further information. Because loss contingencies are inherently unpredictable and unfavorable developments can occur, the assessment requires judgment about future events. Moreover, there is no assurance that contingencies will be satisfied and the ultimate loss may differ materially from the estimated obligation we have recorded.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended March 31,
	2026	2025
Income (Numerator)
Net income (loss)	$21	$(154)
Net income attributable to the noncontrolling interests	(1)	(2)
Numerator for basic and diluted earnings per common share available to common shareholders	$20	$(156)

Shares (Denominator)
Basic weighted-average common shares outstanding	70,565	67,489
Dilutive effect of stock-settled appreciation rights and outstanding stock options	255	—
Diluted weighted-average common and common equivalent shares outstanding	70,820	67,489

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	4,776	5,434

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

We measure segment performance based on operating income (loss). For the quarter ended March 31, 2026, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis’ top tournaments and original professional sport and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. The local media segment assets are owned and operated by SBG, the assets of the tennis segment are owned and operated by Ventures, and the assets in other and corporate are owned and operated by Ventures.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2026	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,490	$265	$1,021	$—	$5,776

For the three months ended March 31, 2026	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$701	$70	$46	$(10)	(b)	$807
Media programming and production expenses	382	30	—	—		412
Media selling, general and administrative expenses	171	19	34	(10)		214
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60	5	—	—		65
Amortization of program costs	18	—	—	—		18
Corporate general and administrative expenses	34	1	14	—		49
(Gain) loss on asset dispositions and other, net	(1)	—	8	—		7
Other segment items (a)	2	—	13	—		15
Operating income (loss)	$35	$15	$(23)	$—		$27

Interest expense including amortization of debt discount and deferred financing costs	$85	$—	$—	$—		$85
Loss from equity method investments	—	—	(1)	—		(1)
Other income (expense), net	4	—	(82)	—		(78)
Loss before income taxes						$(137)

For the three months ended March 31, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$694	$68	$21	$(7)	(b)	$776
Media programming and production expenses	390	27	1	—		418
Media selling, general and administrative expenses	170	18	11	(7)		192
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	56	5	1	—		62
Amortization of program costs	19	—	—	—		19
Corporate general and administrative expenses	37	—	15	—		52
Loss on asset dispositions and other, net	8	—	—	—		8
Other segment items (a)	2	—	9	—		11
Operating income (loss)	$12	$18	$(16)	$—		$14

Interest expense including amortization of debt discount and deferred financing costs	$144	$—	$—	$—		$144
Loss from equity method investments	—	(1)	(5)	—		(6)
Gain on extinguishment of debt	2	—	—	—		2
Other income (expense), net	3	—	(69)	—		(66)
Loss before income taxes						$(200)

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $8 million and $4 million for the three months ended March 31, 2026 and 2025, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Accounts receivable, net	$3	$5
Other current assets	—	2
Total current assets	3	7

Property and equipment, net	6	5
Goodwill and indefinite-lived intangible assets	1	13
Definite-lived intangible assets, net	11	5
Total assets	$21	$30

LIABILITIES
Current liabilities:
Other current liabilities	$2	$6

Notes payable, finance leases and commercial bank financing, less current portion	3	4
Other long-term liabilities	3	3
Total liabilities	$8	$13

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $115 million and $116 million as of March 31, 2026 and December 31, 2025, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2026, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $66 million and $69 million as of March 31, 2026 and December 31, 2025, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in loss from equity method investments and other expense, net, respectively, in our consolidated statements of operations. We recorded losses of $2 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million for both the three months ended March 31, 2026 and 2025. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We lease aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.2 million for the three months ended March 31, 2025.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. We have entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, we recorded revenue of $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Atlantic Automotive Corporation. We sell advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a
holding company that owns automobile dealerships and an automobile leasing company. David Smith has a controlling interest in, and is a member of the board of directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for both the three months ended March 31, 2026 and 2025.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cunningham Broadcasting Corporation

As of March 1, 2026, Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the “Cunningham Stations”). Certain of our stations provide services to certain Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 7. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. The agreements with KRNV-DT/KENV-DT, WBSF-TV and WDBB-TV expire between November 2029 and April 2030 and certain stations have renewal provisions for successive eight-year periods. On March 1, 2026, we exercised purchase options for WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; and WPFO-TV Portland, Maine (collectively, the “Purchased Stations”) and these stations are now owned and operated by the Company.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $74 million and $73 million as of March 31, 2026 and December 31, 2025, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2026 and December 31, 2025, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. Under these agreements, we paid Cunningham $3 million for both the three months ended March 31, 2026 and 2025.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenue of the stations are reported in our consolidated statements of operations. Our consolidated revenue includes $4 million and $34 million for the three months ended March 31, 2026 and 2025, respectively, related to the Cunningham Stations and prior to March 1, 2026, the Purchased Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA, that is operating on a month-to-month term until either party provides notice of termination. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 2% on each anniversary and expires in November 2028.

We have multi-cast agreements with Cunningham Stations in the Anderson, South Carolina; Baltimore, Maryland; Charleston, West Virginia and Dallas, Texas markets and prior to March 1, 2026, also with stations in Eureka/Chico-Redding California; Tri-Cities, Tennessee; Portland, Maine; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.3 million for both the three months ended March 31, 2026 and 2025 under these agreements.

All the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of less than $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and made payments to WGC of less than $0.1 million for the three months ended March 31, 2025.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company’s Board of Directors. Jason Smith received total compensation of $0.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, consisting of salary and bonus, and was granted 144,300 and 159,607 shares of restricted stock, vesting over two years, for the three months ended March 31, 2026 and 2025, respectively.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company’s Board of Directors. Ethan White received total compensation of $0.1 million for both the three months ended March 31, 2026 and 2025, consisting of salary and bonus, and was granted 5,162 and 3,244 shares of restricted stock, vesting over two years, for the three months ended March 31, 2026 and 2025, respectively.

Ryan McCoy, an employee of the Company, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended March 31, 2026 and 2025, consisting of salary.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended March 31, 2026 and 2025, consisting of salary, and was granted 285 shares of restricted stock, vesting over two years, during the three months ended March 31, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Robert Smith, a member of the Company’s Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended March 31, 2026 and 2025, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended March 31, 2026 and 2025, consisting of salary and bonus.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2026		As of December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$34	N/A	$40
Money market funds	N/A	522	N/A	678

Level 2:
Investments in equity securities (a)	N/A	105	N/A	181
Deferred compensation assets	N/A	50	N/A	52
Deferred compensation liabilities	N/A	45	N/A	48
STG (b):
9.750% Second Lien Senior Secured Notes due 2033	$432	477	$432	474
8.125% First-Out First Lien Secured Notes due 2033	1,430	1,454	1,430	1,496
5.500% Senior Notes due 2030	485	420	485	440
4.375% Second-Out First Lien Secured Notes due 2032	238	184	238	189
4.125% Unsecured Notes due 2030	4	3	4	3
Term Loan B-3, due April 1, 2028	3	2	3	2
Term Loan B-6, due December 31, 2029	704	630	706	642
Term Loan B-7, due December 31, 2030	724	554	726	653
A/R Facility	375	375	375	375
Debt of variable interest entities (b)	2	2	6	6

Level 3:
Investments in equity securities	N/A	2	N/A	2

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $53 million and $55 million as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three months ended March 31, 2026 and 2025 (in millions):

Three Months Ended March 31, 2026
Fair value at December 31, 2025	$2
Fair value at March 31, 2026	$2

Three Months Ended March 31, 2025
Fair value at December 31, 2024	$68
Transfer to Level 2	(58)
Measurement adjustments	(8)
Fair value at March 31, 2025	$2

ITEM 1B.  FINANCIAL STATEMENTS OF SINCLAIR BROADCAST GROUP, LLC

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED BALANCE SHEETS
(in millions) (Unaudited)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$392	$401
Accounts receivable, net of allowance for doubtful accounts of $4 as of both periods	545	612
Income taxes receivable	36	14
Prepaid expenses and other current assets	99	111
Total current assets	1,072	1,138
Property and equipment, net	625	634
Operating lease assets	111	108
Goodwill	2,001	2,004
Indefinite-lived intangible assets	—	122
Customer relationships, net	162	160
Other definite-lived intangible assets, net	367	260
Other assets	258	237
Total assets (a)	$4,596	$4,663

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$418	$437
Current portion of notes payable, finance leases, and commercial bank financing	23	25
Current portion of operating lease liabilities	24	23
Current portion of program contracts payable	57	70
Other current liabilities	69	62
Total current liabilities	591	617
Notes payable, finance leases, and commercial bank financing, less current portion	4,353	4,358
Operating lease liabilities, less current portion	112	112
Program contracts payable, less current portion	12	13
Deferred tax liabilities	254	255
Other long-term liabilities	127	131
Total liabilities (a)	5,449	5,486
Commitments and contingencies (See Note 4)
SBG member's deficit:
Accumulated deficit	(778)	(749)
Total SBG member’s deficit	(778)	(749)
Noncontrolling interests	(75)	(74)
Total deficit	(853)	(823)
Total liabilities and deficit	$4,596	$4,663

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)     Sinclair Broadcast Group, LLC’s (“SBG”) consolidated total assets as of March 31, 2026 and December 31, 2025 include total assets of variable interest entities (“VIE”) of $21 million and $30 million, respectively, which can only be used to settle the obligations of the VIEs. SBG’s consolidated total liabilities as of March 31, 2026 and December 31, 2025 include total liabilities of VIEs of $5 million and $8 million, respectively, for which the creditors of the VIEs have no recourse to SBG. See Note 6. Variable Interest Entities.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Media revenue	$701	$694

OPERATING EXPENSES:
Media programming and production expenses	382	390
Media selling, general and administrative expenses	171	170
Amortization of program costs	18	19
Non-media expenses	2	2
Depreciation of property and equipment	26	25
Corporate general and administrative expenses	34	37
Amortization of definite-lived intangible assets	34	31
(Gain) loss on asset dispositions and other, net	(1)	8
Total operating expenses	666	682
Operating income	35	12

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(85)	(144)
Gain on extinguishment of debt	—	2
Other income, net	4	3
Total other expense, net	(81)	(139)
Loss before income taxes	(46)	(127)
INCOME TAX BENEFIT	24	26
NET LOSS	(22)	(101)
Net income attributable to the noncontrolling interests	(2)	(1)
NET LOSS ATTRIBUTABLE TO SBG	$(24)	$(102)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(22)	$(101)
Unrealized loss on interest rate swap, net of tax	—	(1)
Comprehensive loss	(22)	(102)
Comprehensive income attributable to the noncontrolling interests	(2)	(1)
Comprehensive loss attributable to SBG	$(24)	$(103)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT AND NONCONTROLLING INTERESTS
(in millions) (Unaudited)

	Three Months Ended March 31, 2025
	SBG Member
	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2024	$(560)	$2	$(68)	$(626)
Contributions from member, net	1	—	—	1
Distributions to noncontrolling interests	—	—	(2)	(2)
Other comprehensive loss	—	(1)	—	(1)
Net (loss) income	(102)	—	1	(101)
BALANCE, March 31, 2025	$(661)	$1	$(69)	$(729)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT AND NONCONTROLLING INTERESTS
(in millions) (Unaudited)

	Three Months Ended March 31, 2026
	SBG Member
	Accumulated Deficit	Noncontrolling Interests	Total Deficit

BALANCE, December 31, 2025	$(749)	$(74)	$(823)
Distributions to member, net	(5)	—	(5)
Distributions to noncontrolling interests	—	(3)	(3)
Net (loss) income	(24)	2	(22)
BALANCE, March 31, 2026	$(778)	$(75)	$(853)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR BROADCAST GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22)	$(101)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	34	31
Depreciation of property and equipment	26	25
Amortization of program costs	18	19
Equity-based compensation	18	22
Deferred tax benefit	—	(99)
(Gain) loss on asset dispositions and other, net	(1)	8
Gain on extinguishment of debt	—	(2)
Debt issuance costs	—	68
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	69	(20)
Increase in prepaid expenses and other current assets	(18)	(8)
(Decrease) increase in accounts payable and accrued and other current liabilities	(23)	30
Net change in net income taxes payable/receivable	(23)	73
Decrease in program contracts payable	(19)	(19)
Other, net	(1)	7
Net cash flows from operating activities	58	34

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(14)	(15)
Acquisition of businesses, net of cash acquired	(15)	—
Other, net	3	—
Net cash flows used in investing activities	(26)	(15)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,430
Repayments of notes payable, commercial bank financing, and finance leases	(9)	(1,331)
Debt issuance costs	—	(99)
Distributions to member, net	(29)	(31)
Distributions to noncontrolling interests	(3)	(2)
Net cash flows used in financing activities	(41)	(33)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9)	(14)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	401	291
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$392	$277

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

For the quarter ended March 31, 2026, SBG had one reportable segment: local media. The local media segment consists primarily of SBG’s 177 broadcast television stations in 79 markets, which SBG owns, provides programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provides sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 646 channels as of March 31, 2026. For the purpose of this report, these 177 stations and 646 channels are referred to as “SBG” stations and channels.

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

Interim Financial Statements

SBG’s consolidated financial statements for the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of member’s deficit and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), SBG’s consolidated financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read together with the audited consolidated financial statements and notes thereto in Sinclair’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. SBG’s consolidated statements of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in Accounting Estimates

During the three months ended March 31, 2026, SBG reassessed the useful lives of certain FCC licenses previously classified as indefinite-lived intangible assets. Based on this reassessment, management determined that these licenses have finite useful lives and, accordingly, SBG reclassified $122 million of FCC licenses from indefinite-lived to definite-lived intangible assets which will be amortized over a 15-year life. We assessed our FCC licenses for impairment prior to completion of this change, concluding there were no impairment indicators.

Recent Accounting Pronouncements

In November 2024, the FASB issued guidance requiring disclosure of disaggregated information about certain income statement expense line items. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. SBG is currently evaluating the impact of this guidance.

In December 2025, the FASB issued guidance providing clarifications and organizational improvements to interim financial reporting guidance under Accounting Standard Codification 270. The guidance is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. SBG is currently evaluating the impact of this guidance.

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

Supplemental Information - Statements of Cash Flows

Leased assets obtained in exchange for new operating lease liabilities were $8 million and $3 million for the three months ended March 31, 2026 and 2025, respectively. Non-cash investing activities included property and equipment purchases of $3 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

SBG received equity shares in investments valued at $4 million and $8 million for the three months ended March 31, 2026 and 2025, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

During the three months ended March 31, 2026, SBG completed the acquisition and sale of certain television stations that included non-cash consideration as further described in Acquisitions and Station Disposals below.

Included in distributions to member, net within cash flows used in financing activities in SBG’s consolidated statements of cash flows, were dividends to Sinclair to fund its portion of the dividends to Sinclair shareholders and parent company expenses of $29 million and $30 million for the three months ended March 31, 2026 and 2025, respectively.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents SBG’s revenue disaggregated by type for the local media segment (in millions):

	Three Months Ended March 31,
	2026	2025
Distribution revenue	$402	$395
Core advertising revenue	261	271
Political advertising revenue	18	6
Other media	20	22
Total revenue	$701	$694

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

Deferred Revenue. SBG records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. SBG classifies deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in SBG’s consolidated balance sheets based on the timing of when SBG expects to satisfy performance obligations. Deferred revenue was $147 million and $145 million as of March 31, 2026 and December 31, 2025, respectively, of which $83 million and $88 million, respectively, was reflected in other long-term liabilities in SBG’s consolidated balance sheets. Deferred revenue recognized for the three months ended March 31, 2026 and 2025, included in the deferred revenue balance as of December 31, 2025 and 2024, was $17 million and $19 million, respectively.

For the three months ended March 31, 2026, two customers accounted for 11% and 11%, respectively, of SBG’s total revenue. For the three months ended March 31, 2025, two customers accounted for 11% and 10%, respectively, of SBG’s total revenue. As of March 31, 2026, three customers accounted for 13%, 10%, and 10%, respectively, of SBG’s accounts receivable, net. As of December 31, 2025, two customers accounted for 13% and 12%, respectively, of SBG’s accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Acquisitions and Station Disposals

In February 2026, SBG acquired the non-license assets of KMYT and KOKI in Tulsa, OK, along with a purchase option to acquire the four television stations that were previously sold in 2025 (as described below). The total consideration for the transaction was $52 million and included SBG transferring the non-license assets of KLEW in Spokane, WA and KEPR, KIMA, KUNW, KORX, and KVVK in Yakima, WA valued at $12 million, the forgiveness of certain outstanding promissory notes and working capital balances in the amount of $21 million, and cash payments (including cash payments related to certain holdbacks) of $19 million. The acquired assets and liabilities were recorded at fair value as of the closing date of the transaction. Based upon SBG’s preliminary purchase price allocation, SBG recorded $21 million of definite-lived intangible assets, $10 million of property and equipment, $19 million of other assets, and $2 million of goodwill.

During the three months ended March 31, 2025, SBG entered into an asset purchase agreement with a counterparty to sell SBG’s owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for approximately $30 million and accrued the estimated loss we expected to recognize upon closing of the sale of approximately $17 million, which is included within loss on asset dispositions and other, net within SBG’s consolidated statements of operations and SBG’s local media segment within Note 5. Segment Data for the three months ended March 31, 2025 and was recorded to reflect the underlying assets at the lower of carrying value and fair value.

Income Taxes

SBG’s income tax provision for all periods consists of federal and state income taxes. The tax provision for the three months ended March 31, 2026 and 2025 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. SBG provides a valuation allowance for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating SBG’s ability to realize net deferred tax assets, SBG considers all available evidence, both positive and negative, including past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, SBG must make certain judgments that are based on the plans and estimates used to manage SBG’s underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a certain amount of SBG’s available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies and projected future taxable income.

SBG’s effective income tax rate for the three months ended March 31, 2026 was greater than the statutory rate primarily due to a 2026 release of a valuation allowance on certain state net operating losses resulting from a change in the filing methodology that impacted the realizability of the associated deferred tax assets. SBG’s effective income tax rate for the three months ended March 31, 2025 approximated the statutory rate.

SBG does not believe that the liability for unrecognized tax benefits would be materially impacted, in the next twelve months, as a result of the expected statute of limitations expirations, the application of limits under available state administrative practice exceptions, and the resolution of examination issues and settlements with federal and certain state tax authorities.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.              OTHER ASSETS:

Other assets as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	As of March 31, 2026	As of December 31, 2025
Investments	$34	$30
Income tax receivable	152	150
Other	72	57
Total other assets	$258	$237

Investments

SBG’s investments, excluding equity method investments, are accounted for at fair value or, in situations where fair value is not readily determinable, SBG has the option to value investments at cost plus observable changes in value, less impairment. Additionally, certain investments were measured at net asset value (“NAV”).

Investments measured at NAV were $14 million and $13 million as of March 31, 2026 and December 31, 2025, respectively.

Investments accounted for utilizing the measurement alternative were $20 million and $17 million as of March 31, 2026 and December 31, 2025, respectively. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for either of the three months ended March 31, 2026 and 2025.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Credit Agreement and Notes

Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of SBG, is party to two bank credit agreements, the new credit agreement dated February 12, 2025 (the “New Credit Agreement”) and an existing credit agreement that was amended as of February 12, 2025 (the “Amended Credit Agreement).
The New Credit Agreement includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the $575 million first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”), measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of March 31, 2026, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of March 31, 2026, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2026.

During the first quarter of 2025, STG completed a series of financing transactions and for the three months ended March 31, 2025, recognized a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $3 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7, both at discounts of face value.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in SBG’s consolidated balance sheets includes finance leases to affiliates of $3 million as of both March 31, 2026 and December 31, 2025. Notes payable, finance leases, and commercial bank financing, less current portion, in SBG’s consolidated balance sheets includes finance leases to affiliates of $6 million as of both March 31, 2026 and December 31, 2025. See Note 7. Related Person Transactions.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

SBG jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of December 31, 2025, all of which related to consolidated VIEs and was included in our consolidated balance sheets. SBG guarantees certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $331 million for the years 2026 through 2029. As of both March 31, 2026 and December 31, 2025, SBG’s estimated obligation was $15 million. Of this estimated obligation, SBG paid $5 million during the three months ended March 31, 2026 and $10 million during the year ended December 31, 2025. See Note 4. Commitments and Contingencies for further discussion.

Accounts Receivable Securitization Facility

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “AR Facility”) with Wells Fargo Bank, N.A., as administrative agent, which matures on November 6, 2028, in order to enable STG to raise incremental, low-cost capital. Amounts outstanding under the A/R Facility bear interest at SOFR plus 1.25%. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain subsidiaries of STG identified therein (the “Originators”) to STG. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. The total amount outstanding under the A/R Facility was $375 million as of both March 31, 2026 and December 31, 2025. Interest expense related to the A/R Facility was $5 million for the three months ended March 31, 2026.

Interest Rate Collar

During the three months ended March 31, 2026, SBG entered into two interest collar agreements in order to manage a portion of SBG’s exposure to variable interest rates. The first agreement has a notional amount of $100 million, an effective date of March 3, 2026, a termination date of August 31, 2027, an interest rate ceiling of 3.75%, and an interest rate floor of 2.67%. The second agreement has a notional amount of $100 million, an effective date of March 30, 2026, a termination date of March 30, 2027, an interest rate ceiling of 4.25%, and an interest rate floor of 3.65%. The activity associated with these agreements was immaterial for the three months ended March 31, 2026.

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

On September 1, 2020, one of the individuals who filed a petition for reconsideration of the consent decree filed a petition to deny the license renewal application of WBFF(TV), Baltimore, MD, and the license renewal applications of two other Baltimore, MD stations: WUTB(TV), which the Company subsequently acquired from Deerfield Media in November 2025, and Cunningham Broadcasting Corporation (“Cunningham”) station WNUV(TV), with which the Company has an LMA. On January 18, 2024, a motion was filed to request substitution of the petitioner, who is deceased. On June 27, 2025, the FCC (i) denied the motion for substitution; (ii) dismissed the petition to deny; and (iii) granted the license renewal applications of WBFF(TV), WUTB(TV), and WNUV(TV). An application for review of the FCC’s decision was filed on July 28, 2025 on behalf of the individual who unsuccessfully sought to be substituted for the petitioner in the proceeding. The Company timely filed an opposition to the application for review and the matter remains pending. On April 14, 2025, the same attorney who filed the petition against the renewal applications filed a similar petition to deny, on behalf of a different client, against assignment applications filed by the Company seeking FCC consent to sell certain stations to a third party. On July 1, 2025, the FCC dismissed that petition to deny and granted the applications. An application for review of the decision to grant the assignment applications was filed on behalf of the petitioner on July 30, 2025. The Company timely filed an opposition to the application for review and the matter remains pending.

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

On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 SBG stations and several stations with whom SBG has LMAs, JSAs, and/or SSAs (or with whom SBG had LMAs, JSAs, and/or SSAs and has since acquired), for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against SBG, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024. On June 27, 2025, the FCC adopted an Order and Consent Decree pursuant to which the Company agreed to make a voluntary contribution of $500,000 to resolve, without any admission of liability, the forfeiture order (with respect to SBG stations), a closed captioning investigation of SBG station WUHF in Rochester, NY, and matters relating to certain of SBG’s pending station renewal applications. As part of the consent decree, the Company also agreed to implement a two-year compliance plan relating to the FCC’s limits on commercial matter in children’s programming and closed captioning rules, and the FCC agreed to grant the license renewal applications of all SBG stations involved in the matters resolved by the consent decree. The consent decree states the forfeiture order will be resolved by separate action with respect to the non-SBG licensees named in the forfeiture order, and to SBG’s knowledge all but one of such non-SBG licensees have entered into non-monetary consent decrees with the FCC and agreed to similar compliance plans with respect to the FCC’s limits on commercial matter in children’s programming. The Company made the $500,000 voluntary contribution on July 9, 2025.

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

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the industry. On October 3, 2018, these lawsuits were consolidated in the Northern District of Illinois. The consolidated action alleges that the Company and thirteen other broadcasters conspired to fix prices for commercials to be aired on broadcast television stations throughout the United States and engaged in unlawful information sharing, in violation of the Sherman Antitrust Act. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court denied the defendants’ motion to dismiss on November 6, 2020. Discovery commenced shortly after that and is continuing. On December 8, 2023, the Court granted final approval of the settlements the plaintiffs had reached with four of the original defendants (CBS, Fox, Cox Media, and ShareBuilders), who agreed to pay a total of $48 million to settle the plaintiffs’ claims against them. The plaintiffs are continuing to pursue their claims against the Company and the other non-settling defendants, and fact discovery closes on June 1, 2026. On December 6, 2024, the plaintiffs filed a motion seeking sanctions against the Company in connection with the loss of certain cell phone data. On November 18, 2025, the Court issued a Memorandum Opinion and Order on the plaintiffs’ motion seeking sanctions, declining as premature the plaintiffs’ request to present evidence of Sinclair’s spoliation at summary judgment and trial, and imposing monetary sanctions on Sinclair for the costs of the plaintiffs’ investigation between April 30, 2024 and the filing of the motion seeking sanctions. On February 20, 2025, Special Master Richard Levie issued Report and Recommendation No. 3 addressing the plaintiffs’ challenges to certain of non-settling defendants’ privilege log entries (“Levie R&R No. 3”), which recommended that the Court compel disclosure of certain documents Sinclair and the other non-settling defendants withheld from discovery based on assertions of privilege. On October 20, 2025, the Court issued an order adopting Levie R&R No. 3 and denying the objections to Levie R&R No. 3 made by Sinclair and the other non-settling defendants, compelling the production of 6,313 documents Sinclair withheld as privileged. On April 8, 2026, the Company filed a Motion for Reconsideration regarding 519 of these documents. Special Master Wayne R. Andersen has addressed the plaintiffs’ remaining challenges to certain of Sinclair’s and other non-settling defendants’ privilege log entries. On September 29, 2025, Special Master Andersen issued Report and Recommendation No. 3 (“Andersen R&R No. 3”); on October 23, 2025, Special Master Andersen issued Report and Recommendation No. 6 (“Andersen R&R No. 6”); on November 17, 2025, Special Master Andersen issued Report and Recommendation No. 8 (“Andersen R&R No. 8”); on November 18, 2025, Special Master Andersen issued Report and Recommendation No. 9 (“Andersen R&R No. 9”); and on December 16, 2025, Special Master Andersen issued Report and Recommendation No. 13 (“Andersen R&R No. 13”). In each report and recommendation, Special Master Andersen recommended granting in part and denying in part the plaintiffs’ challenges. No party appealed Andersen R&R No. 3, which compelled the production of two documents Sinclair withheld as privileged. The plaintiffs objected to Andersen R&R No. 6, Andersen R&R No. 8, Andersen R&R No. 9, and Andersen R&R No. 13. On January 22, 2026, the Court issued an order rejecting plaintiffs’ objections to and adopting Andersen R&R No. 6, Andersen R&R No. 8, and Andersen R&R No. 9. Andersen R&R No. 6 compelled the production of 252 documents, Andersen R&R No. 8 compelled the production of 79 documents, and Andersen R&R No. 9 compelled the production of 10 documents. On February 23, 2026, the Court issued an order rejecting plaintiffs’ objections to and adopting Andersen R&R No. 13. Andersen R&R No. 13 compelled the production of 11 documents. Andersen R&R Nos. 3, 6, 8, 9, and 13 collectively upheld the Company’s privilege claims over 1,639 documents. On January 23, 2026, the Court issued a new scheduling order, setting a trial date of November 1, 2027. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

SBG has provided a guarantee that requires SBG to provide funding to Marquee under certain circumstances. On July 19, 2024, Marquee sent SBG a funding notice seeking $29 million under the Marquee guarantee by August 1, 2024 purportedly to make payments under certain agreements to affiliates of the Chicago Cubs, an affiliate of which is also a co-owner of Marquee. Based on the information provided to SBG by Marquee, Marquee has sufficient cash to make such payments without funding under the Marquee guarantee. For this and other reasons, SBG does not believe it is contractually required to provide funding under the Marquee guarantee at this time and has so informed Marquee. On August 2, 2024, Marquee sent SBG another letter claiming that SBG’s failure to timely pay the amounts subject to Marquee’s funding notice constitutes a breach of the Marquee guarantee and requesting payment of such amounts no later than August 17, 2024 at which time Marquee has stated it will pursue any and all available remedies pursuant to the Marquee guarantee. As of January 1, 2025, SBG determined SBG had no further obligations under the guarantee agreement. Marquee disputed this position, and on June 9, 2025, SBG entered into a binding term sheet to settle the matter. As part of the settlement, the parties agreed that the guarantee would be in effect through 2029; however, the maximum obligation under the guarantee agreement was reduced. As a result of the execution of this binding term sheet, SBG has concluded that SBG’s obligation to pay under a portion of the guarantee is probable and the loss related thereto could be reasonably estimated, thus recorded an estimated obligation related to this arrangement during the year ended December 31, 2025. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further information. Because loss contingencies are inherently unpredictable and unfavorable developments can occur, the assessment requires judgment about future events. Moreover, there is no assurance that contingencies will be satisfied and the ultimate loss may differ materially from the estimated obligation SBG has recorded.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.              SEGMENT DATA:

SBG measures segment performance based on operating income (loss). For the quarter ended March 31, 2026, SBG had one reportable segment: local media. The local media segment includes SBG’s television stations, original networks, and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Corporate is not a reportable segment but is included for reconciliation purposes. Corporate costs primarily include SBG’s costs to operate as the parent company of its subsidiaries. All of SBG’s businesses are located within the United States.

Segment financial information is included in the following tables for the periods presented (in millions):

As of March 31, 2026	Local Media	Corporate	Consolidated
Assets	$4,537	$59	$4,596

For the three months ended March 31, 2026	Local Media
Revenue	$701
Media programming and production expenses	382
Media selling, general and administrative expenses	171
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	60
Amortization of program costs	18
Corporate general and administrative expenses	34
Gain on asset dispositions and other, net	(1)
Other segment items (a)	2
Operating income	$35

Interest expense including amortization of debt discount and deferred financing costs	$85
Other income, net	4
Loss before income taxes	$(46)

For the three months ended March 31, 2025	Local Media
Revenue	$694
Media programming and production expenses	390
Media selling, general and administrative expenses	170
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	56
Amortization of program costs	19
Corporate general and administrative expenses	37
Loss on asset dispositions and other, net	8
Other segment items (a)	2
Operating income	$12

Interest expense including amortization of debt discount and deferred financing costs	$144
Gain on extinguishment of debt	2
Other income, net	3
Loss before income taxes	$(127)

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in SBG’s consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Accounts receivable, net	$3	$5
Other current assets	—	2
Total current assets	3	7

Property and equipment, net	6	5
Goodwill and indefinite-lived intangible assets	1	13
Definite-lived intangible assets, net	11	5
Total assets	$21	$30

LIABILITIES
Current liabilities:
Other current liabilities	$2	$6

Notes payable, finance leases and commercial bank financing, less current portion	3	4
Other long-term liabilities	3	3
Total liabilities	$8	$13

The amounts above represent the combined assets and liabilities of the VIEs described above, for which SBG is the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $115 million and $116 million as of March 31, 2026 and December 31, 2025, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of March 31, 2026, all of the liabilities are non-recourse to SBG except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

Leases. Certain assets used by SBG and SBG’s operating subsidiaries are leased from entities owned by the Sinclair controlling shareholders. Lease payments made to these entities were $2 million for both the three months ended March 31, 2026 and 2025. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. SBG leases aircraft owned by certain Sinclair controlling shareholders. For all leases, SBG incurred expenses of $0.2 million for the three months ended March 31, 2025.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. STG has entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, SBG recorded revenue of $0.2 million for the three months ended March 31, 2026.

Atlantic Automotive Corporation. SBG sells advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a holding company that owns automobile dealerships and an automobile leasing company. David Smith has a controlling interest in, and is a member of the board of directors of, Atlantic Automotive. SBG received payments for advertising totaling less than $0.1 million for both the three months ended March 31, 2026 and 2025.

Cunningham Broadcasting Corporation

As of March 1, 2026, Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the “Cunningham Stations”). Certain of SBG’s stations provide services to certain Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 6. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. The agreements with KRNV-DT/KENV-DT, WBSF-TV and WDBB-TV expire between November 2029 and April 2030 and certain stations have renewal provisions for successive eight-year periods. On March 1, 2026, SBG exercised purchase options for WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; and WPFO-TV Portland, Maine (collectively, the “Purchased Stations”) and these stations are now owned and operated by SBG.

The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. SBG also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant SBG the right to acquire, and grant Cunningham the right to require SBG to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement SBG is obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $74 million and $73 million as of March 31, 2026 and December 31, 2025, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both March 31, 2026 and December 31, 2025, was approximately $54 million. Additionally, SBG provides services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and has a purchase option to acquire for $0.2 million. Under these agreements, SBG paid Cunningham $3 million for both the three months ended March 31, 2026 and 2025.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As SBG consolidates the licensees as VIEs, the amounts SBG earns or pays under the arrangements are eliminated in consolidation and the gross revenue of the stations are reported in SBG’s consolidated statements of operations. SBG’s consolidated revenue includes $4 million and $34 million for the three months ended March 31, 2026 and 2025, respectively, related to the Cunningham Stations, and, prior to March 1, 2026, the Purchased Stations.

SBG has an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA, that is operating on a month-to-month term until either party provides notice of termination. Under the agreement, Cunningham paid SBG an initial fee of $1 million and pays SBG $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, SBG has an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 2% on each anniversary and expires in November 2028.

SBG has multi-cast agreements with Cunningham Stations in the Anderson, South Carolina; Baltimore, Maryland; Charleston, West Virginia; and Dallas, Texas markets and, prior to March 1, 2026, with stations in the Eureka/Chico-Redding, California; Tri-Cities, Tennessee; Portland, Maine; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, SBG paid $0.3 million for both the three months ended March 31, 2026 and 2025 under these agreements.

All of the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of the Sinclair controlling shareholders. SBG consolidates certain subsidiaries of Cunningham with which SBG has variable interests through various arrangements related to the Cunningham Stations.

WG Communications Group

The wife of Robert Weisbord, SBG’s Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). SBG received revenue from advertisers represented by WGC of less than $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and made payments to WGC of less than $0.1 million for the three months ended March 31, 2025.

Sinclair, Inc.

Sinclair is the sole member of SBG.

SBG recorded revenue of $3 million for the three months ended March 31, 2026 and $3 million for the three months ended March 31, 2025 related to sales services provided by SBG to Sinclair, and certain of its direct and indirect subsidiaries.

SBG recorded expenses of $8 million for the three months ended March 31, 2026 and $4 million for the three months ended March 31, 2025 related to digital advertising services provided by Sinclair, and certain of its direct and indirect subsidiaries, to SBG.

SBG made net cash distributions of $45 million to Sinclair, and certain of its direct and indirect subsidiaries, for the three months ended March 31, 2026. SBG made net cash distributions of $46 million to Sinclair, and certain of its direct and indirect subsidiaries, for the three months ended March 31, 2025.

As of March 31, 2026 SBG had a payable to Sinclair, and certain of its direct and indirect subsidiaries, of $1 million, included within other current liabilities in SBG’s consolidated balance sheets. As of December 31, 2025, SBG had a receivable from Sinclair, and certain of its direct and indirect subsidiaries, of $1 million, included within prepaid expenses and other current assets in SBG’s consolidated balance sheets.

SINCLAIR BROADCAST GROUP, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of SBG, is the son of Frederick Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Jason Smith received total compensation of $0.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, consisting of salary and bonus, and was granted 144,300 and 159,607 shares of restricted stock, vesting over two years, for the three months ended March 31, 2026 and 2025, respectively.

Ethan White, an employee of SBG, is the son-in-law of J. Duncan Smith, who is a Vice President of SBG and a member of SBG’s Board of Managers. Ethan White received total compensation of $0.1 million for both the three months ended March 31, 2026 and 2025, consisting of salary and bonus, and was granted 5,162 and 3,244 shares of restricted stock, vesting over two years, for the three months ended March 31, 2026 and 2025, respectively.

Ryan McCoy, an employee of SBG, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended March 31, 2026 and 2025, consisting of salary.

Amberly Thompson, an employee of SBG, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of SBG. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended March 31, 2026 and 2025, consisting of salary, and was granted 285 shares of restricted stock, vesting over two years, for the three months ended March 31, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of SBG and a member of SBG’s Board of Managers; Robert Smith, a member of SBG’s Board of Managers; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended March 31, 2026 and 2025, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended March 31, 2026 and 2025, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of SBG’s financial assets and liabilities for the periods presented (in millions):

	As of March 31, 2026		As of December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Money market funds	N/A	$252	N/A	$352

Level 2:
STG (a):
9.750% Second Lien Senior Secured Notes due 2033	$432	477	$432	474
8.125% First-Out First Lien Secured Notes due 2033	1,430	1,454	1,430	1,496
5.500% Senior Notes due 2030	485	420	485	440
4.375% Second-Out First Lien Secured Notes due 2032	238	184	238	189
4.125% Unsecured Notes due 2030	4	3	4	3
Term Loan B-3, due April 1, 2028	3	2	3	2
Term Loan B-6, due December 31, 2029	704	630	706	642
Term Loan B-7, due December 31, 2030	724	554	726	653
A/R Facility	375	375	375	375
Debt of variable interest entities (a)	2	2	6	6

N/A - Not applicable

(a)Amounts are carried in SBG’s consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $53 million and $55 million as of March 31, 2026 and December 31, 2025, respectively.

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

Summary of Significant Events — financial events during the three months ended March 31, 2026 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of Sinclair’s and SBG’s revenue and expenses for the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources — a discussion of Sinclair’s and SBG’s primary sources of liquidity and an analysis of Sinclair’s and SBG’s cash flows from or used in operating activities, investing activities, and financing activities during the three months ended March 31, 2026.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In January 2026, Sinclair’s AMP Media launched Cousins, a weekly podcast series hosted by NBA icons Vince Carter and Tracy McGrady.

Corporate Social Responsibility Practices
•In March 2026, Sinclair announced a partnership with Disabled American Veterans (“DAV”) to launch Sinclair Cares: DAV Community Impact Day, a nationwide volunteer campaign dedicated to supporting America’s veterans and their families.
•To date in 2026, our newsrooms have won a total of 24 journalism awards.

Transactions
•In February 2026, Sinclair acquired KMTR, KMCB, and KTCW in Eugene, OR from Roberts Media. Sinclair previously provided services to the stations under JSAs and SSAs.
•In February 2026, Sinclair acquired the non-license assets of KMYT and KOKI in Tulsa, OK.
•In February 2026, Sinclair disposed of the non-license assets of KLEW in Spokane, WA and KEPR, KIMA, KUNW, KORX, and KVVK in Yakima, WA.
•In March 2026, Sinclair acquired WHAM in Rochester, NY, WGTU/WGTQ in Traverse City, MI, WEYI in Flint, MI, KCVU/KBVU in Eureka/Chico-Redding, CA, WEMT in Tri-Cities, TN, WYDO in Greenville, NC and WPFO Portland, Maine from various partners. Sinclair previously provided services to the stations under JSAs and SSAs.

Financing, Capital Allocation, and Shareholder Returns
•In February 2026, Sinclair declared a quarterly dividend of $0.25 per share. In April 2026, Sinclair declared a quarterly dividend of $0.25 per share.
•In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7, both at discounts of face value.

SINCLAIR, INC. RESULTS OF OPERATIONS
SINCLAIR, INC. RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. As of March 31, 2026, we had two reportable segments for accounting purposes, local media and tennis.

Seasonality / Cyclicality

The operating results of our local media segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarter operating results are usually higher than the first and third quarters’ operating results because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

The operating results of our tennis segment are usually subject to cyclical fluctuations due to the number and significance of tournaments that take place in the respective quarters during the year. The first and fourth quarter operating results are usually higher than the second and third quarters’ because of the number and significance of tournaments that are played during those periods.

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Media revenue	$801	$770
Non-media revenue	6	6
Total revenue	807	776
Media programming and production expenses	412	418
Media selling, general and administrative expenses	214	192
Depreciation and amortization expenses	65	62
Amortization of program costs	18	19
Non-media expenses	15	11
Corporate general and administrative expenses	49	52
Loss on asset dispositions and other, net	7	8
Operating income	$27	$14
Net income (loss) attributable to Sinclair	$20	$(156)

SINCLAIR, INC. RESULTS OF OPERATIONS
Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2026	2025
Revenue:
Distribution revenue	$402	$395	2%
Core advertising revenue	261	271	(4)%
Political advertising revenue	18	6	n/m
Other media revenue	20	22	(9)%
Media revenue (a)	$701	$694	1%

Operating Expenses:
Media programming and production expenses	$382	$390	(2)%
Media selling, general and administrative expenses (b)	171	170	1%
Depreciation and amortization expenses	60	56	7%
Amortization of program costs	18	19	(5)%
Corporate general and administrative expenses	34	37	(8)%
Non-media expenses	2	2	—%
(Gain) loss on asset dispositions and other, net	(1)	8	n/m
Operating income	$35	$12	n/m
Interest expense including amortization of debt discount and deferred financing costs	$85	$144	(41)%
Gain on extinguishment of debt	$—	$2	n/m
Other income, net	$4	$3	33%

n/m - not meaningful
(a)Includes $3 million for both the three months ended March 31, 2026 and 2025 of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $8 million and $4 million for the three months ended March 31, 2026 and 2025, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, increased $7 million or 2% for the three months ended March 31, 2026, when compared to the same period in 2025. Contractual rate increases favorably impacted period-over-period distribution revenue by single-digit percentages for the three months ended March 31, 2026, partially offset by subscriber decreases by low single-digit percentages.

Core advertising revenue. Core advertising revenue decreased $10 million for the three months ended March 31, 2026, when compared to the same period in 2025, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue increased $12 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to 2026 being a midterm election year and therefore having a higher number of political races and correspondingly more political advertising spending compared to 2025, which was an off-year election cycle.

SINCLAIR, INC. RESULTS OF OPERATIONS
Other media revenue. Other media revenue decreased $2 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to a decrease related to certain services provided under trade and barter agreements.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended March 31,
	2026	2025
Syndicated/Other programming	38%	39%
Local news	28%	27%
Sports programming (a)	16%	16%
Network programming (a)	14%	15%
Paid programming	4%	3%

(a)Sports programming includes both local and network sports programming. Network programming is exclusive of any network sports programming.

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended March 31,
	# of Channels	2026	2025
ABC	41	27%	27%
FOX	61	21%	26%
CBS	32	21%	19%
NBC	25	17%	12%
CW	46	4%	5%
MNT	43	3%	3%
Other	398	7%	8%
Total	646
Expenses

Media programming and production expenses. Media programming and production expenses decreased $8 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to a decrease related to costs associated with our network affiliation agreements and other programming contracts and a decrease in consulting expenses.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $1 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to a $2 million increase in employee compensation cost and in costs relating to our digital business, respectively, partially offset by a $2 million decrease in information technology costs.

SINCLAIR, INC. RESULTS OF OPERATIONS
Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

(Gain) loss on asset dispositions and other, net. During the three months ended March 31, 2025, we recognized a loss associated with the sale of certain local media assets of approximately $17 million (see Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements), which was offset by $9 million of proceeds related to our cyber and directors and officers insurance policies.

Depreciation and amortization expenses. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $4 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to an increase in intangible assets related to our acquisitions during the first quarter of 2026 and the third quarter of 2025, as well as amortization expense associated with our FCC licenses which began on January 1, 2026. See Acquisitions and Station Disposals and Changes in Accounting Estimates under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense decreased $59 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to $68 million of one-time financing costs related to the financing transactions that occurred in the first quarter of 2025. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within Sinclair’s Consolidated Financial Statements.

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

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2026	2025
Revenue:
Distribution revenue	$56	$56	—%
Core advertising revenue	13	11	18%
Other media revenue	1	1	—%
Media revenue	$70	$68	3%

Operating Expenses:
Media programming and production expenses	$30	$27	11%
Media selling, general and administrative expenses (a)	19	18	6%
Depreciation and amortization expenses	5	5	—%
Corporate general and administrative expenses	1	—	n/m
Operating income	$15	$18	(17)%

n/m - not meaningful
(a)Includes $3 million for both the three months ended March 31, 2026 and 2025 of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

SINCLAIR, INC. RESULTS OF OPERATIONS
Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for the right to distribute Tennis Channel, remained flat for the three months ended March 31, 2026, when compared to the same period in 2025.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue increased $2 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to stronger linear sales.

Expenses

Media programming and production expenses. Media programming and production expenses increased $3 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to an increase in tournament production costs.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $1 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to increased employee compensation cost.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Other

The following table sets forth our revenue and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase / (Decrease)
	2026	2025
Revenue:
Media revenue (a)	$40	$15	n/m
Non-media revenue	$6	$6	—%

Operating Expenses:
Media expenses	$34	$12	n/m
Non-media expenses	$13	$9	44%
Loss on asset dispositions and other, net	$8	$—	n/m
Operating loss	$(10)	$(1)	n/m
Loss from equity method investments	$(1)	$(5)	(80)%
Other expense, net	$(81)	$(69)	17%

n/m - not meaningful
(a)Media revenue for the three months ended March 31, 2026 and 2025 includes $8 million and $4 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.

Revenue. Media revenue increased $25 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to an increase in advertising revenue related to the acquisition of Digital Remedy which was not reflected for the full period within the prior year, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media revenue remained flat for the three months ended March 31, 2026, when compared to the same period in 2025.

SINCLAIR, INC. RESULTS OF OPERATIONS
Expenses. Media expenses increased $22 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to an increase in selling, general and administrative expenses related to the acquisition of Digital Remedy which was not reflected for the full period within the prior year, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within Sinclair’s Consolidated Financial Statements. Non-media expenses increased $4 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to increased employee compensation cost.

Loss on asset dispositions and other, net. During the three months ended March 31, 2026, we recorded a non-cash impairment of $8 million related to one of our real estate investments.

Other expense, net. During the three months ended March 31, 2026 and 2025, we recognized fair value adjustment losses of $85 million and $73 million, respectively, associated with investments measured at fair value and NAV.

Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2026	2025
Corporate general and administrative expenses	$49	$52	(6)%
Loss on asset dispositions and other, net	$7	$8	(13)%
Income tax benefit	$158	$46	n/m

n/m - not meaningful

The table above and explanations that follow cover total consolidated corporate and unallocated expenses.

Corporate general and administrative expenses. Corporate general and administrative expenses decreased $3 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to a decrease in employee compensation cost and a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 4. Commitments and Contingencies within Sinclair’s Consolidated Financial Statements.

Income tax benefit. The effective tax rate for the three months ended March 31, 2026, was a benefit of 114.9% as compared to a benefit of 23.0% during the same period in 2025. The increase in the effective tax rate for the three months ended March 31, 2026, when compared to the same period in 2025, is primarily due to substantially magnified impact of many 2026 items as a result of small estimated annual pre-tax income.

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS

Any references to the second, third, or fourth quarters are to the three months ended June 30, September 30, or December 31, respectively, for the year being discussed. As of March 31, 2026, SBG had one reportable segment for accounting purposes, local media.

Seasonality / Cyclicality

The operating results of SBG’s local media segment are usually subject to cyclical fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising expenditures preceding local and national elections. Additionally, every four years, political spending is usually elevated further due to advertising expenditures preceding the presidential election. Also, the second and fourth quarter operating results are usually higher than the first and third quarters’ operating results because advertising expenditures are increased in anticipation of certain seasonal and holiday spending by consumers.

Operating Data

The following table sets forth SBG’s consolidated operating data for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Total media revenue	$701	$694
Media programming and production expenses	382	390
Media selling, general and administrative expenses	171	170
Depreciation and amortization expenses	60	56
Amortization of program costs	18	19
Non-media expenses	2	2
Corporate general and administrative expenses	34	37
(Gain) loss on asset dispositions and other, net	(1)	8
Operating income	$35	$12
Net loss attributable to SBG	$(24)	$(102)

Local Media Segment

Refer to Local Media Segment above under Sinclair, Inc.’s Results of Operations for a discussion of SBG’s local media segment, which is the same as Sinclair’s local media segment for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the unrestricted subsidiaries (as defined in the New Credit Agreement, “Unrestricted Subsidiaries”) represented 0% of SBG’s total assets. For the three months ended March 31, 2026, the Unrestricted Subsidiaries represented 0% of SBG’s total revenue. For the three months ended March 31, 2026, the Unrestricted Subsidiaries decreased SBG’s total operating income by 7%.

As of March 31, 2026 and for the three months ended March 31, 2026, there were no restricted subsidiaries that were non-guarantors (as defined in the New Credit Agreement).

SINCLAIR BROADCAST GROUP, LLC RESULTS OF OPERATIONS
Corporate and Unallocated Expenses

The following table presents SBG’s corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended March 31,		Percent Change Increase/ (Decrease)
	2026	2025
Corporate general and administrative expenses	$34	$37	(8)%
(Gain) loss on asset dispositions and other, net	$(1)	$8	n/m
Income tax benefit	$24	$26	(8)%

n/m - not meaningful

The table above and explanations that follow cover SBG’s total consolidated corporate and unallocated expenses.

Corporate general and administrative expenses. Corporate general and administrative expenses decreased $3 million for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to a decrease in legal, consulting, and regulatory costs, primarily related to the litigation discussed under Note 4. Commitments and Contingencies within SBG’s Consolidated Financial Statements and a decrease in employee compensation cost.

Income tax benefit. The effective tax rate for the three months ended March 31, 2026, was a benefit of 50.9% as compared to a benefit of 20.1% during the same period in 2025. The increase in the effective tax rate for the three months ended March 31, 2026, when compared to the same period in 2025, is primarily due to a 2026 release of a valuation allowance on certain state net operating losses resulting from a change in the filing methodology that impacted the realizability of the associated deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources

As of March 31, 2026, Sinclair had net working capital of approximately $956 million, including $844 million in cash and cash equivalent balances, and $613 million of available borrowing capacity, including $575 million under the New Credit Agreement and $38 million under the Amended Credit Agreement. Cash on hand, cash generated by Sinclair’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement are used as Sinclair’s primary sources of liquidity.

As of March 31, 2026, SBG had net working capital of approximately $481 million, including $392 million in cash and cash equivalent balances, and $613 million of available borrowing capacity, including $575 million under the New Credit Agreement and $38 million under the Amended Credit Agreement. Cash on hand, cash generated by SBG’s operations, and borrowing capacity under the New Credit Agreement and the Amended Credit Agreement are used as SBG’s primary sources of liquidity.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of March 31, 2026, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of March 31, 2026, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of March 31, 2026.

In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7, both at discounts of face value.

During the three months ended March 31, 2026, there were no material changes to Sinclair’s or SBG’s contractual cash obligations as of March 31, 2026.

Sinclair and SBG anticipate that existing cash and cash equivalents, cash flow from the local media segment’s operations, and borrowing capacity under the New Credit Agreement, the Amended Credit Agreement, and the A/R Facility will be sufficient to satisfy the local media segment’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. Sinclair anticipates that existing cash and cash equivalents and cash flow from SBG, the tennis segment, and other’s operations will be sufficient to satisfy SBG’s, the tennis segment’s, and other’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, other geopolitical matters, natural disasters, pandemics and their resulting effect on the economy, Sinclair’s and SBG’s advertisers, and Sinclair’s and SBG’s Distributors and their subscribers, could affect Sinclair’s and SBG’s liquidity and first-out first lien leverage ratio which could affect Sinclair’s and SBG’s ability to access the full borrowing capacity under the New Credit Agreement. In addition to the sources described above, Sinclair and SBG may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of Sinclair equity, for Sinclair only, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for Sinclair equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to Sinclair or SBG.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair, Inc. Sources and Uses of Cash

The following table sets forth Sinclair’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities	$43	$5

Cash flows used in investing activities:
Acquisition of property and equipment	$(15)	$(16)
Acquisition of businesses, net of cash acquired	(15)	(25)
Purchases of investments	(8)	(8)
Distributions and proceeds from investments	11	7
Other, net	3	—
Net cash flows used in investing activities	$(24)	$(42)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$1,430
Repayments of notes payable, commercial bank financing, and finance leases	(9)	(1,331)
Dividends paid on Class A and Class B Common Stock	(18)	(17)
Debt issuance costs	—	(99)
Distributions to noncontrolling interests	(3)	(3)
Other, net	(11)	(9)
Net cash flows used in financing activities	$(41)	$(29)

Operating Activities

Net cash flows from Sinclair’s operating activities increased for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to an increase in cash collections from Distributors, an increase in cash collections related to political revenue, and a decrease in production costs.

Investing Activities

Net cash flows used in Sinclair’s investing activities decreased for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to the acquisition of Digital Remedy in the first quarter of 2025.

Financing Activities

Net cash flows used in Sinclair’s financing activities increased for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to the financing transactions that occurred in the first quarter of 2025.

Sinclair declared a quarterly dividend of $0.25 per share in February 2026 and $0.25 per share in April 2026. Future dividends on Sinclair’s shares of common stock, if any, will be at the discretion of Sinclair’s Board of Directors and will depend on several factors including Sinclair’s results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that Sinclair’s Board of Directors may deem relevant.

LIQUIDITY AND CAPITAL RESOURCES
Sinclair Broadcast Group, LLC Sources and Uses of Cash

The following table sets forth SBG’s cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities	$58	$34

Cash flows used in investing activities:
Acquisition of property and equipment	$(14)	$(15)
Acquisition of businesses, net of cash acquired	(15)	—
Other, net	3	—
Net cash flows used in investing activities	$(26)	$(15)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$1,430
Repayments of notes payable, commercial bank financing, and finance leases	(9)	(1,331)
Debt issuance costs	—	(99)
Distributions to member, net	(29)	(31)
Distributions to noncontrolling interests	(3)	(2)
Net cash flows used in financing activities	$(41)	$(33)

Operating Activities

Net cash flows from SBG’s operating activities increased for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to an increase in cash collections from Distributors, an increase in cash collections related to political revenue, and a decrease in production costs.

Investing Activities

Net cash flows used in SBG’s investing activities increased for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to the acquisition of the non-license assets of KMYT and KOKI in Tulsa, OK in the first quarter of 2026.

Financing Activities

Net cash flows used in SBG’s financing activities increased for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to the financing transactions that occurred in the first quarter of 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to the critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Each of Sinclair’s and SBG’s management, under the supervision and with the participation of its respective Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures as of March 31, 2026.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of its disclosure controls and procedures as of March 31, 2026, each of Sinclair’s and SBG’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Sinclair’s and SBG’s disclosure controls and procedures, respectively, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in either Sinclair’s or SBG’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended March 31, 2026, none of Sinclair’s or SBG’s directors, managers, or officers, as applicable, adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1†
Amendment Number One between Sinclair Television Group, Inc. and David B. Gibber, dated March 5, 2026 and effective March 1, 2026, to the employment agreement dated March 27, 2024 and effective January 1, 2024.

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

101†	The Company’s Consolidated Financial Statements and related Notes for the quarter ended March 31, 2026 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2026.

SINCLAIR, INC.
SINCLAIR BROADCAST GROUP, LLC

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)