Form 10-Q
period 2026-06-30
Sinclair, Inc.
filed 2026-08-05
CIK 1971213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to                       .

COMMISSION FILE NUMBER:
333-271072

Sinclair, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	92-1076143
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Hunt Valley, Maryland 21030
(Address of principal executive office, zip code)

(410) 568-1500
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of August 3, 2026, there were 48,562,824 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,755,236 shares of Sinclair, Inc. Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

ITEM 1. FINANCIAL STATEMENTS

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$604	$866
Accounts receivable, net of allowance for doubtful accounts of $8 and $5, respectively	647	687
Prepaid expenses and other current assets	137	147
Total current assets	1,388	1,700
Property and equipment, net	634	655
Operating lease assets	108	110
Goodwill	2,083	2,085
Indefinite-lived intangible assets	24	149
Customer relationships, net	249	269
Other definite-lived intangible assets, net	347	264
Other assets	648	717
Total assets (a)	$5,481	$5,949

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$526	$496
Income taxes payable	24	21
Current portion of notes payable, finance leases, and commercial bank financing	23	25
Current portion of operating lease liabilities	25	24
Current portion of program contracts payable	42	70
Other current liabilities	74	67
Total current liabilities	714	703
Notes payable, finance leases, and commercial bank financing, less current portion	4,036	4,358
Operating lease liabilities, less current portion	108	112
Program contracts payable, less current portion	8	13
Deferred tax liabilities	141	213
Other long-term liabilities	170	180
Total liabilities (a)	5,177	5,579
Commitments and contingencies (See Note 4)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 48,507,841 and 45,979,350 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,755,236 and 23,755,236 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	642	613
Accumulated deficit	(263)	(171)
Total Sinclair shareholders’ equity	380	443
Noncontrolling interests	(76)	(73)
Total equity	304	370
Total liabilities and equity	$5,481	$5,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)Our consolidated total assets as of June 30, 2026 and December 31, 2025 include total assets of variable interest entities (“VIE”) of $16 million and $30 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of June 30, 2026 and December 31, 2025 include total liabilities of VIEs of $4 million and $8 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 7. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Media revenue	$833	$777	$1,634	$1,547
Non-media revenue	7	7	13	13
Total revenue	840	784	1,647	1,560

OPERATING EXPENSES:
Media programming and production expenses	424	420	836	838
Media selling, general and administrative expenses	217	200	431	392
Amortization of program costs	18	17	36	36
Non-media expenses	13	13	28	24
Depreciation of property and equipment	26	24	52	50
Corporate general and administrative expenses	45	45	94	97
Amortization of definite-lived intangible assets	42	35	81	71
Loss on asset dispositions and other, net	5	9	12	17
Total operating expenses	790	763	1,570	1,525
Operating income	50	21	77	35

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(80)	(82)	(165)	(226)
Gain on extinguishment of debt	13	4	13	6
Loss from equity method investments	(3)	(1)	(4)	(7)
Other income (expense), net	55	(18)	(23)	(84)
Total other expense, net	(15)	(97)	(179)	(311)
Income (loss) before income taxes	35	(76)	(102)	(276)
INCOME TAX (PROVISION) BENEFIT	(112)	14	46	60
NET LOSS	(77)	(62)	(56)	(216)
Net loss (income) attributable to the noncontrolling interests	1	(2)	—	(4)
NET LOSS ATTRIBUTABLE TO SINCLAIR	$(76)	$(64)	$(56)	$(220)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$(1.06)	$(0.91)	$(0.80)	$(3.20)
Diluted earnings per share	$(1.06)	$(0.91)	$(0.80)	$(3.20)
Basic weighted average common shares outstanding (in thousands)	72,157	69,589	71,365	68,545
Diluted weighted average common and common equivalent shares outstanding (in thousands)	72,157	69,589	71,365	68,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(77)	$(62)	$(56)	$(216)
Unrealized loss on interest rate swap, net of tax	—	—	—	(1)
Comprehensive loss	(77)	(62)	(56)	(217)
Comprehensive loss (income) attributable to the noncontrolling interests	1	(2)	—	(4)
Comprehensive loss attributable to Sinclair	$(76)	$(64)	$(56)	$(221)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2025
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, March 31, 2025	45,756,209	$1	23,775,056	$—	$597	$(163)	$1	$(68)	$368
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(17)	—	—	(17)
Class A Common Stock issued pursuant to employee benefit plans	135,363	—	—	—	7	—	—	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interests, net	—	—	—	—	(1)	—	—	1	—
Net (loss) income	—	—	—	—	—	(64)	—	2	(62)
BALANCE, June 30, 2025	45,891,572	$1	23,775,056	$—	$603	$(244)	$1	$(68)	$293

	Six Months Ended June 30, 2025
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2024	42,642,126	$1	23,775,056	$—	$570	$10	$2	$(67)	$516
Dividends declared and paid on Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	(34)	—	—	(34)
Class A Common Stock issued pursuant to employee benefit plans	3,249,446	—	—	—	34	—	—	—	34
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Acquisition of noncontrolling interests, net	—	—	—	—	(1)	—	—	1	—
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)
Net (loss) income	—	—	—	—	—	(220)	—	4	(216)
BALANCE, June 30, 2025	45,891,572	$1	23,775,056	$—	$603	$(244)	$1	$(68)	$293

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2026
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, March 31, 2026	48,254,010	$1	23,755,236	$—	$635	$(169)	$(75)	$392
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(18)	—	(18)
Class A Common Stock issued pursuant to employee benefit plans	253,831	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	(76)	(1)	(77)
BALANCE, June 30, 2026	48,507,841	$1	23,755,236	$—	$642	$(263)	$(76)	$304

	Six Months Ended June 30, 2026
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2025	45,979,350	$1	23,755,236	$—	$613	$(171)	$(73)	$370
Dividends declared and paid on Class A and Class B Common Stock ($0.50 per share)	—	—	—	—	—	(36)	—	(36)
Class A Common Stock issued pursuant to employee benefit plans	2,528,491	—	—	—	27	—	—	27
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3)	(3)
Issuance of subsidiary stock awards	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(56)	—	(56)
BALANCE, June 30, 2026	48,507,841	$1	23,755,236	$—	$642	$(263)	$(76)	$304

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56)	$(216)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	81	71
Depreciation of property and equipment	52	50
Amortization of program costs	36	36
Stock-based compensation	33	33
Deferred tax benefit	(73)	(141)
Loss on asset dispositions and other, net	12	17
Loss from equity method investments	4	7
Loss from investments	44	103
Distributions from investments	1	3
Gain on extinguishment of debt	(13)	(6)
Debt issuance costs	—	68
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	36	15
Increase in prepaid expenses and other current assets	(38)	(38)
Increase in accounts payable and accrued and other current liabilities	28	104
Net change in net income taxes payable/receivable	1	49
Decrease in program contracts payable	(38)	(37)
Other, net	(1)	9
Net cash flows from operating activities	109	127

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(35)	(33)
Acquisition of businesses, net of cash acquired	(15)	(25)
Purchases of investments	(8)	(20)
Distributions and proceeds from investments	45	13
Other, net	4	—
Net cash flows used in investing activities	(9)	(65)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,430
Repayments of notes payable, commercial bank financing, and finance leases	(315)	(1,414)
Dividends paid on Class A and Class B Common Stock	(36)	(34)
Debt issuance costs	—	(110)
Distributions to noncontrolling interests	(3)	(6)
Other, net	(8)	(9)
Net cash flows used in financing activities	(362)	(143)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(262)	(81)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	866	697
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$604	$616

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

For the quarter ended June 30, 2026, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 178 broadcast television stations in 79 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 647 channels as of June 30, 2026. For the purpose of this report, these 178 stations and 647 channels are referred to as “our” stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; TennisChannel 2, a 24-hour a day free ad-supported streaming television channel; and Tennis.com.

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

Interim Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

Changes in Accounting Estimates

During the six months ended June 30, 2026, the Company reassessed the useful lives of certain Federal Communications Commission (“FCC”) licenses previously classified as indefinite-lived intangible assets. Based on this reassessment, management determined that these licenses have finite useful lives and, accordingly, we reclassified $122 million of FCC licenses from indefinite-lived to definite-lived intangible assets which will be amortized over a 15-year life. We assessed our FCC licenses for impairment prior to completion of this change, concluding there were no impairment indicators.

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

Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $9 million and $4 million for the six months ended June 30, 2026 and 2025, respectively. Non-cash investing activities included property and equipment purchases of $3 million and $5 million for the six months ended June 30, 2026 and 2025, respectively.

We received equity shares in investments valued at $5 million and $17 million for the six months ended June 30, 2026 and 2025, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

During the six months ended June 30, 2026, we completed the acquisition and sale of certain television stations that included non-cash consideration as further described in Acquisitions and Station Disposals below.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended June 30, 2026	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$389	$55	$—	$—	$444
Core advertising revenue	260	14	45	(11)	308
Political advertising revenue	59	—	—	—	59
Other media, non-media, and intercompany revenue	23	1	8	(3)	29
Total revenue	$731	$70	$53	$(14)	$840

For the three months ended June 30, 2025	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$380	$54	$—	$—	$434
Core advertising revenue	272	13	38	(7)	316
Political advertising revenue	6	—	—	—	6
Other media, non-media, and intercompany revenue	21	1	8	(2)	28
Total revenue	$679	$68	$46	$(9)	$784

For the six months ended June 30, 2026	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$791	$111	$—	$—	$902
Core advertising revenue	521	27	85	(20)	613
Political advertising revenue	77	—	—	—	77
Other media, non-media, and intercompany revenue	43	2	14	(4)	55
Total revenue	$1,432	$140	$99	$(24)	$1,647

For the six months ended June 30, 2025	Local Media	Tennis	Other	Eliminations	Total
Distribution revenue	$775	$110	$—	$—	$885
Core advertising revenue	543	24	53	(12)	608
Political advertising revenue	12	—	—	—	12
Other media, non-media, and intercompany revenue	43	2	14	(4)	55
Total revenue	$1,373	$136	$67	$(16)	$1,560

Distribution Revenue. We generate distribution revenue through fees received from multi-channel video programming distributors (“MVPD”) and virtual MVPDs (“vMVPD,” and together with MVPDs, “Distributors”) for the right to distribute our stations and other properties. Distribution arrangements are generally governed by multi-year contracts and the underlying fees are based upon a contractual monthly rate per subscriber. These arrangements represent licenses of intellectual property; revenue is recognized as the signal or network programming is provided to our customers (as usage occurs) which corresponds with the satisfaction of our performance obligation. Revenue is calculated based upon the contractual rate multiplied by an estimated number of subscribers. Our customers will remit payments based upon actual subscribers a short time after the conclusion of a month, which generally does not exceed 120 days. Historical adjustments to subscriber estimates have not been material.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $150 million and $149 million as of June 30, 2026 and December 31, 2025, respectively, of which $81 million and $88 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Deferred revenue recognized for the six months ended June 30, 2026 and 2025, included in the deferred revenue balance as of December 31, 2025 and 2024, was $32 million and $38 million, respectively.

For the three months ended June 30, 2026, two customers accounted for 11% and 10%, respectively, of our total revenue. For the six months ended June 30, 2026, two customers accounted for 11% and 10%, respectively, of our total revenue. For the three months ended June 30, 2025, two customers accounted for 11% and 11%, respectively, of our total revenue. For the six months ended June 30, 2025, two customers accounted for 11% and 11%, respectively, of our total revenue. As of June 30, 2026, two customers accounted for 12% and 11%, respectively, of our accounts receivable, net. As of December 31, 2025, three customers accounted for 12%, 11%, and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

Acquisitions and Station Disposals

In February 2026, we acquired the non-license assets of KMYT and KOKI in Tulsa, OK, along with a purchase option to acquire the four television stations that were previously sold in 2025 (as described below). The total consideration for the transaction was $52 million and included the Company transferring the non-license assets of KLEW in Spokane, WA and KEPR, KIMA, KUNW, KORX, and KVVK in Yakima, WA valued at $12 million, the forgiveness of certain outstanding promissory notes and working capital balances in the amount of $21 million, and cash payments (including cash payments related to certain holdbacks) of $19 million. The acquired assets and liabilities were recorded at fair value as of the closing date of the transaction. Based upon our preliminary purchase price allocation, we recorded $20 million of definite-lived intangible assets, $10 million of property and equipment, $19 million of other assets, and $3 million of goodwill.

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

During the six months ended June 30, 2025, we entered into an asset purchase agreement with a counterparty to sell our owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for approximately $30 million and accrued the estimated loss we expected to recognize upon closing of the sale of approximately $17 million, which is included within loss on asset dispositions and other, net within our consolidated statements of operations and our local media segment within Note 6. Segment Data for the six months ended June 30, 2025 and was recorded to reflect the underlying assets at the lower of carrying value and fair value.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and six months ended June 30, 2026 and 2025 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our effective income tax rate for the three months ended June 30, 2026 was greater than the statutory rate primarily due to a substantial update of our full-year forecasted pre-tax book income causing a significant impact on many 2026 items. Our effective income tax rate for the six months ended June 30, 2026 was greater than the statutory rate primarily due to certain items not deductible for tax purposes. Our effective income tax rate for the three months ended June 30, 2025 was less than the statutory rate primarily due to the impact of state taxes. Our effective income tax rate for the six months ended June 30, 2025 approximated the statutory rate.

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

Subsequent Events

In August 2026, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on September 15, 2026, to holders of record at the close of business on August 31, 2026.

2.              OTHER ASSETS:

Other assets as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	As of June 30, 2026	As of December 31, 2025
Equity method investments	$18	$21
Other investments	340	402
Notes receivable	16	31
Income tax receivable	153	150
Post-retirement plan assets	56	52
Other	65	61
Total other assets	$648	$717

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

As of June 30, 2026 and December 31, 2025, we held $181 million and $223 million, respectively, in investments measured at fair value. As of June 30, 2026 and December 31, 2025, we held $128 million and $150 million, respectively, in investments measured at NAV. We recognized a fair value adjustment gain of $44 million and loss of $42 million for the three and six months ended June 30, 2026, respectively, and fair value adjustment losses of $30 million and $103 million for the three and six months ended June 30, 2025, respectively, associated with these investments, which are reflected in other income (expense), net in our consolidated statements of operations. As of June 30, 2026 and December 31, 2025, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $36 million and $42 million, respectively.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Investments accounted for utilizing the measurement alternative were $31 million, net of $1 million of cumulative impairments, and $29 million as of June 30, 2026 and December 31, 2025, respectively. We recorded a $1 million loss related to one investment for the three and six months ended June 30, 2026. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three and six months ended June 30, 2025.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Credit Agreement and Notes

Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of Sinclair, is party to two bank credit agreements, the new credit agreement dated February 12, 2025 (the “New Credit Agreement”) and an existing credit agreement that was amended as of February 12, 2025 (the “Amended Credit Agreement”).
The New Credit Agreement includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the $575 million first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”), measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of June 30, 2026, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of June 30, 2026, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2026.

STG completed a series of financing transactions during the six months ended June 30, 2025. We recorded a gain on extinguishment of the 5.125% Senior Notes due 2027 of $4 million and $7 million for the three and six months ended June 30, 2025, respectively, a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 of $5 million for the six months ended June 30, 2025, and a loss on extinguishment of the Term Loan B-2 of $6 million for the six months ended June 30, 2025.

In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7 for consideration of $85 million and $65 million, respectively. We recorded a gain on extinguishment of the Term Loan B-6 and Term Loan B-7 of $8 million and $5 million, respectively, for both the three and six months ended June 30, 2026.

In July 2026, STG repurchased $25 million aggregate principal amount of the Term Loan B-7 and the remaining $3 million aggregate principal amount of the Term Loan B-3, both at discounts to face value. In addition, the remaining $38 million of available borrowing capacity under the Amended Credit Agreement was canceled.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $3 million as of both June 30, 2026 and December 31, 2025. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finance leases to affiliates of $5 million and $6 million as of June 30, 2026 and December 31, 2025, respectively. See Note 8. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

We jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of December 31, 2025, all of which related to consolidated VIEs and was included in our consolidated balance sheet. We guarantee certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $331 million for the years 2026 through 2029. As of both June 30, 2026 and December 31, 2025, our estimated obligation was $15 million. Of this estimated obligation, the Company paid $5 million during the six months ended June 30, 2026 and $10 million during the year ended December 31, 2025. See Note 4. Commitments and Contingencies for further discussion.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable Securitization Facility

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “A/R Facility”) with Wells Fargo Bank, N.A., as administrative agent, which matures on November 6, 2028, in order to enable STG to raise incremental, low-cost capital. Amounts outstanding under the A/R Facility bear interest at SOFR plus 1.25%. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain subsidiaries of STG identified therein (the “Originators”) to STG. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. In April 2026, STG paid down $150 million of the borrowings under the A/R Facility, which was available to re-borrow as of June 30, 2026. The total amount outstanding under the A/R Facility was $225 million and $375 million as of June 30, 2026 and December 31, 2025, respectively. Interest expense related to the A/R Facility was $3 million and $8 million for the three and six months ended June 30, 2026, respectively.

Interest Rate Collar

In March 2026, we entered into two interest collar agreements in order to manage a portion of our exposure to variable interest rates. The first agreement has a notional amount of $100 million, an effective date of March 3, 2026, a termination date of August 31, 2027, an interest rate ceiling of 3.75%, and an interest rate floor of 2.67%. The second agreement has a notional amount of $100 million, an effective date of March 30, 2026, a termination date of March 30, 2027, an interest rate ceiling of 4.25%, and an interest rate floor of 3.65%. The activity associated with these agreements was immaterial for the three and six months ended June 30, 2026.

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

FCC Matters

On May 22, 2020, the FCC released an Order and Consent Decree pursuant to which the Company agreed to pay $48 million to resolve the matters covered by a Notice of Apparent Liability for Forfeiture (“NAL”) issued in December 2017 proposing a $13 million fine for alleged violations of the FCC’s sponsorship identification rules by the Company and certain of its subsidiaries, the FCC’s investigation of the allegations raised in the Hearing Designation Order issued in connection with the Company’s proposed acquisition of Tribune, and a retransmission related matter. The Company submitted the $48 million payment on August 19, 2020. As part of the consent decree, the Company also agreed to implement a four-year compliance plan, which terminated on May 29, 2024. Two petitions were filed on June 8, 2020 seeking reconsideration of the consent decree. The Company filed an opposition to the petitions on June 18, 2020, and the petitions remain pending.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the broadcast television industry. The actions were consolidated in the United States District Court for the Northern District of Illinois (the “Court”) in October 2018. The plaintiffs allege that the Company and thirteen other broadcasters conspired to fix prices for broadcast television advertising and engaged in unlawful information sharing in violation of the Sherman Antitrust Act. The plaintiffs seek damages, attorneys’ fees, costs and interest, as well as injunctive relief. The Court denied the defendants’ motion to dismiss in November 2020. In December 2023, the Court approved settlements between the plaintiffs and four former defendants totaling $48 million, however the plaintiffs continue to pursue their claims against the Company and the remaining non-settling defendants. During 2025 and 2026, the Court issued various rulings concerning discovery, sanctions and privilege disputes. In November 2025, the Court imposed monetary sanctions on the Company for certain costs incurred by the plaintiffs in investigating the loss of certain cell phone data, while declining as premature the plaintiffs’ request for additional sanctions. In May 2026, the plaintiffs filed a notice of settlement with Griffin Communications, LLC, which remains subject to Court approval. Fact discovery closed on June 1, 2026, and a trial is scheduled for November 1, 2027. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

On June 30, 2026, one of the Company's customers, Dish Network L.L.C. ("Dish"), commenced a bankruptcy case under Chapter 11 of Title 11 of the United States Code. Although Dish has announced its intention to continue normal business operations during the Chapter 11 process and to satisfy all general unsecured claims in full, Dish’s bankruptcy case remains ongoing and there can be no assurance regarding the ultimate recovery or timing of collection of amounts outstanding as of the petition date. Management continues to monitor the bankruptcy proceedings and assess the recoverability of the outstanding receivables associated with Dish. Based on the information available as of the date these financial statements were filed, the Company expects amounts due from Dish to be collected in the ordinary course, although this assessment may change as additional information becomes available or as bankruptcy proceedings progress. The Company continues to provide retransmission services to Dish under its existing contractual arrangements and continues to receive payments from Dish related to these services, which Dish has obtained authorization to continue to pay in the ordinary course as the bankruptcy proceedings progress. However, the outcome of the Chapter 11 proceedings remains subject to court approval and other uncertainties that could affect the ultimate collectability and timing of the Company's accounts receivable from Dish.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (Numerator)
Net loss	$(77)	$(62)	$(56)	$(216)
Net loss (income) attributable to the noncontrolling interests	1	(2)	—	(4)
Numerator for basic and diluted earnings per common share available to common shareholders	$(76)	$(64)	$(56)	$(220)

Shares (Denominator)
Basic weighted-average common shares outstanding	72,157	69,589	71,365	68,545
Dilutive effect of stock-settled appreciation rights and outstanding stock options	—	—	—	—
Diluted weighted-average common and common equivalent shares outstanding	72,157	69,589	71,365	68,545

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	5,002	5,226	5,016	5,330

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

We measure segment performance based on operating income (loss). For the quarter ended June 30, 2026, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. The local media segment assets are owned and operated by our wholly-owned subsidiary, Sinclair Broadcast Group, LLC (“SBG”), and the assets of the tennis segment and the assets in other and corporate are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of June 30, 2026	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,144	$281	$1,056	$—	$5,481

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2026	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$731	$70	$53	$(14)	(b)	$840
Media programming and production expenses	381	43	—	—		424
Media selling, general and administrative expenses	176	19	35	(13)		217
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	58	6	4	—		68
Amortization of program costs	18	—	—	—		18
Corporate general and administrative expenses	23	—	22	—		45
Loss on asset dispositions and other, net	5	—	—	—		5
Other segment items (a)	2	—	12	(1)		13
Operating income (loss)	$68	$2	$(20)	$—		$50

Interest expense including amortization of debt discount and deferred financing costs	$80	$—	$—	$—		$80
Loss from equity method investments	—	(1)	(2)	—		(3)
Gain on extinguishment of debt	13	—	—	—		13
Other income, net	—	—	55	—		55
Income before income taxes						$35

For the three months ended June 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$679	$68	$46	$(9)	(b)	$784
Media programming and production expenses	380	39	1	—		420
Media selling, general and administrative expenses	162	15	31	(8)		200
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	54	5	—	—		59
Amortization of program costs	17	—	—	—		17
Corporate general and administrative expenses	27	1	17	—		45
(Gain) loss on asset dispositions and other, net	(28)	—	37	—		9
Other segment items (a)	2	—	12	(1)		13
Operating income (loss)	$65	$8	$(52)	$—		$21

Interest expense including amortization of debt discount and deferred financing costs	$82	$—	$—	$—		$82
Loss from equity method investments	—	(1)	—	—		(1)
Gain on extinguishment of debt	4	—	—	—		4
Other income (expense), net	3	—	(21)	—		(18)
Loss before income taxes						$(76)

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2026	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$1,432	$140	$99	$(24)	(b)	$1,647
Media programming and production expenses	763	73	—	—		836
Media selling, general and administrative expenses	347	38	69	(23)		431
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	118	11	4	—		133
Amortization of program costs	36	—	—	—		36
Corporate general and administrative expenses	57	1	36	—		94
Loss on asset dispositions and other, net	4	—	8	—		12
Other segment items (a)	4	—	25	(1)		28
Operating income (loss)	$103	$17	$(43)	$—		$77

Interest expense including amortization of debt discount and deferred financing costs	$165	$—	$—	$—		$165
Loss from equity method investments	—	(1)	(3)	—		(4)
Gain on extinguishment of debt	13	—	—	—		13
Other income (expense), net	4	—	(27)	—		(23)
Loss before income taxes						$(102)

For the six months ended June 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$1,373	$136	$67	$(16)	(b)	$1,560
Media programming and production expenses	770	66	2	—		838
Media selling, general and administrative expenses	332	33	42	(15)		392
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	110	10	1	—		121
Amortization of program costs	36	—	—	—		36
Corporate general and administrative expenses	64	1	32	—		97
(Gain) loss on asset dispositions and other, net	(20)	—	37	—		17
Other segment items (a)	4	—	21	(1)		24
Operating income (loss)	$77	$26	$(68)	$—		$35

Interest expense including amortization of debt discount and deferred financing costs	$226	$—	$—	$—		$226
Loss from equity method investments	—	(2)	(5)	—		(7)
Gain on extinguishment of debt	6	—	—	—		6
Other income (expense), net	6	—	(90)	—		(84)
Loss before income taxes						$(276)

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $9 million and $17 million for the three and six months ended June 30, 2026, respectively, and $5 million and $9 million for the three and six months ended June 30, 2025, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Accounts receivable, net	$1	$5
Other current assets	—	2
Total current assets	1	7

Property and equipment, net	4	5
Goodwill and indefinite-lived intangible assets	1	13
Definite-lived intangible assets, net	10	5
Total assets	$16	$30

LIABILITIES
Current liabilities:
Other current liabilities	$1	$6

Notes payable, finance leases and commercial bank financing, less current portion	2	4
Other long-term liabilities	3	3
Total liabilities	$6	$13

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $116 million as of both June 30, 2026 and December 31, 2025, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of June 30, 2026, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $66 million and $69 million as of June 30, 2026 and December 31, 2025, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in loss from equity method investments and other income (expense), net, respectively, in our consolidated statements of operations. We recorded losses of $1 million and $3 million for the three and six months ended June 30, 2026, respectively, and losses of $1 million and $2 million for the three and six months ended June 30, 2025, respectively.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $1 million and $3 million for the three and six months ended June 30, 2026, respectively, and $1 million and $3 million for the three and six months ended June 30, 2025, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We leased aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.2 million for the six months ended June 30, 2025.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. We have entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, we recorded revenue of $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

Atlantic Automotive Corporation. We sell advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a
holding company that owns automobile dealerships and an automobile leasing company. David Smith has a controlling interest in, and is a member of the board of directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for each of the three and six months ended June 30, 2026 and 2025.

Cunningham Broadcasting Corporation

Cunningham owns a portfolio of television stations, including: WNUV-TV Baltimore, Maryland; WRGT-TV Dayton, Ohio; WVAH-TV Charleston, West Virginia; WMYA-TV Anderson, South Carolina; WTTE-TV Columbus, Ohio; WDBB-TV Birmingham, Alabama; WBSF-TV Flint, Michigan; KRNV-DT/KENV-DT Reno, Nevada/Salt Lake City, Utah; and KTXD-TV in Dallas, Texas (collectively, the “Cunningham Stations”). Certain of our stations provide services to certain Cunningham Stations pursuant to LMAs or JSAs and SSAs. See Note 7. Variable Interest Entities, for further discussion of the scope of services provided under these types of arrangements. The agreements with KRNV-DT/KENV-DT, WBSF-TV and WDBB-TV expire between November 2029 and April 2030 and certain stations have renewal provisions for successive eight-year periods. On March 1, 2026, we exercised purchase options for WGTU-TV/WGTQ-TV Traverse City/Cadillac, Michigan; WEMT-TV Tri-Cities, Tennessee; WYDO-TV Greenville, North Carolina; KBVU-TV/KCVU-TV Eureka/Chico-Redding, California; and WPFO-TV Portland, Maine, which were previously owned by Cunningham (collectively, the “Purchased Stations”) and these stations are now owned and operated by the Company.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $75 million and $73 million as of June 30, 2026 and December 31, 2025, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both June 30, 2026 and December 31, 2025, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. Under these agreements, we paid Cunningham $3 million and $6 million for the three and six months ended June 30, 2026, respectively, and $3 million and $6 million for the three and six months ended June 30, 2025, respectively.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenue of the stations are reported in our consolidated statements of operations. Our consolidated revenue includes $3 million and $7 million for the three and six months ended June 30, 2026, respectively, and $31 million and $65 million for the three and six months ended June 30, 2025, respectively, related to the Cunningham Stations and, prior to March 1, 2026, the Purchased Stations.

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

We have multi-cast agreements with Cunningham Stations in the Anderson, South Carolina; Baltimore, Maryland; Charleston, West Virginia and Dallas, Texas markets and, prior to March 1, 2026, also with stations in Eureka/Chico-Redding California; Tri-Cities, Tennessee; Portland, Maine; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, under these agreements.

All the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of less than $0.1 million for both the three and six months ended June 30, 2026 and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and made payments to WGC of less than $0.1 million for both the three and six months ended June 30, 2025.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company’s Board of Directors. Jason Smith received total compensation of $0.3 million for both the three months ended June 30, 2026 and 2025 and $1 million for both the six months ended June 30, 2026 and 2025, consisting of salary and bonus, and was granted 144,300 and 159,607 shares of restricted stock, vesting over two years, for the six months ended June 30, 2026 and 2025, respectively.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company’s Board of Directors. Ethan White received total compensation of $0.1 million for both the three months ended June 30, 2026 and 2025 and $0.1 million for both the six months ended June 30, 2026 and 2025, consisting of salary and bonus, and was granted 5,162 and 3,244 shares of restricted stock, vesting over two years, for the six months ended June 30, 2026 and 2025, respectively.

Ryan McCoy, an employee of the Company, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended June 30, 2026 and 2025 and $0.1 million for both the six months ended June 30, 2026 and 2025, consisting of salary.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million for both the six months ended June 30, 2026 and 2025, consisting of salary and bonus, and was granted 285 shares of restricted stock, vesting over two years, during the six months ended June 30, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Robert Smith, a member of the Company’s Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million for both the three months ended June 30, 2026 and 2025 and $0.4 million for both the six months ended June 30, 2026 and 2025, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million for both the three months ended June 30, 2026 and 2025 and $0.4 million for both the six months ended June 30, 2026 and 2025, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of June 30, 2026		As of December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$29	N/A	$40
Money market funds	N/A	313	N/A	678

Level 2:
Investments in equity securities (a)	N/A	150	N/A	181
Deferred compensation assets	N/A	55	N/A	52
Deferred compensation liabilities	N/A	48	N/A	48
STG (b):
9.750% Second Lien Senior Secured Notes due 2033	$432	476	$432	474
8.125% First-Out First Lien Secured Notes due 2033	1,430	1,475	1,430	1,496
5.500% Senior Notes due 2030	485	421	485	440
4.375% Second-Out First Lien Secured Notes due 2032	238	185	238	189
4.125% Unsecured Notes due 2030	4	3	4	3
Term Loan B-3, due April 1, 2028	3	2	3	2
Term Loan B-6, due December 31, 2029 (c)	610	527	706	642
Term Loan B-7, due December 31, 2030 (c)	651	560	726	653
A/R Facility (d)	225	225	375	375
Debt of variable interest entities (b)	2	2	6	6

Level 3:
Investments in equity securities	N/A	2	N/A	2

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $50 million and $55 million as of June 30, 2026 and December 31, 2025, respectively.
(c)In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7 for consideration of $85 million and $65 million, respectively.
(d)In April 2026, STG paid down $150 million of the borrowings under the A/R Facility.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and six months ended June 30, 2026 and 2025 (in millions):

Three Months Ended June 30, 2026
Fair value at March 31, 2026	$2
Fair value at June 30, 2026	$2

Six Months Ended June 30, 2026
Fair value at December 31, 2025	$2
Fair value at June 30, 2026	$2

Three Months Ended June 30, 2025
Fair value at March 31, 2025	$2
Fair value at June 30, 2025	$2

Six Months Ended June 30, 2025
Fair value at December 31, 2024	$68
Transfer to Level 2	(58)
Measurement adjustments	(8)
Fair value at June 30, 2025	$2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and the U.S. Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about us, including, among other things, the following risks. All risk factors are deemed to be related to both Sinclair, Inc. (“the Company” or “Sinclair”) and its subsidiaries.

Industry risks
•Financial and economic conditions, including inflation, may have an adverse impact on our industry, customers, business, and results of operations or financial condition;
•the performance of networks and syndicators that provide us with programming content, as well as the performance of internally originated programming;
•Distributor subscriber churn due to the impact of technological changes, the proliferation of over-the-top (“OTT”) direct-to-consumer platforms, the loss of key entertainment and sports programming previously exclusively available to subscribers, and economic conditions on consumers’ desire to pay for subscription services;
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
•the availability and cost of rights to air professional tennis tournaments;
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

Regulatory risks
•The FCC proceeding regarding the roll-out of NextGen TV and the sunset of ATSC 1.0 could impact business-use cases for the NextGen TV technology and the timeframe for the discontinuance of ATSC 1.0;
•the potential for additional governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations, including ownership regulations limiting over-the-air television’s ability to compete effectively (including regulations relating to JSA, SSA, LMA, the national ownership cap, and the UHF discount), arbitrary enforcement by the FCC including indecency regulations, retransmission consent regulations, and political or other advertising restrictions, such as payola rules;
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
•our ability to execute on our investment and growth strategies related to our subsidiary, Ventures; and
•our ability to monetize our investments in real estate, venture capital and private equity holdings, and direct strategic investments in companies.

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

Other matters set forth in this report, including any Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2025, may also cause actual results in the future to differ materially from those described in the forward-looking statements. However, additional factors and risks not currently known to us or that we currently deem immaterial may also cause actual results in the future to differ materially from those described in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, events described in the forward-looking statements discussed in this report might not occur.

The following Management’s Discussion and Analysis provides qualitative and quantitative information about our financial performance and condition and should be read in conjunction with our consolidated financial statements and the accompanying notes to those statements. This discussion consists of the following sections:

Summary of Significant Events — financial events during the three months ended June 30, 2026 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenue and expenses for the three and six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and six months ended June 30, 2026.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In June 2026, our AMP Sports division launched Style of Play, a new weekly women’s soccer podcast hosted by Julie Ertz and Kealia Watt.

Corporate Social Responsibility Practices
•In June 2026, we partnered with Feeding America to launch Sinclair Cares: Summer Hunger Relief, an awareness and fundraising campaign to help provide meals to children and their families across the U.S. during the summer.
•In August 2026, we awarded scholarships to 15 university students as part of our annual scholarship program.
•To date in 2026, our newsrooms have won a total of 166 journalism awards.

Transactions
•In May 2026, Sinclair acquired WSWB in Wilkes Barre, PA from MPS Media. Sinclair previously provided services to the station under JSAs and SSAs.
•In June 2026, Sinclair acquired KFXA in Cedar Rapids, IA from Second Generation of Iowa. Sinclair previously provided services to the station under JSAs and SSAs.

Financing, Capital Allocation, and Shareholder Returns
•In April 2026, we declared a quarterly dividend of $0.25 per share. In August 2026, we declared a quarterly dividend of $0.25 per share.
•In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7, both at discounts of face value.
•In July 2026, STG repurchased $25 million aggregate principal amount of the Term Loan B-7 and the remaining $3 million aggregate principal amount of the Term Loan B-3, both at discounts to face value.

RESULTS OF OPERATIONS

Any references to the first, third, or fourth quarters are to the three months ended March 31, September 30, or December 31, respectively, for the year being discussed. As of June 30, 2026, we had two reportable segments for accounting purposes, local media and tennis.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Media revenue	$833	$777	$1,634	$1,547
Non-media revenue	7	7	13	13
Total revenue	840	784	1,647	1,560
Media programming and production expenses	424	420	836	838
Media selling, general and administrative expenses	217	200	431	392
Depreciation and amortization expenses	68	59	133	121
Amortization of program costs	18	17	36	36
Non-media expenses	13	13	28	24
Corporate general and administrative expenses	45	45	94	97
Loss on asset dispositions and other, net	5	9	12	17
Operating income	$50	$21	$77	$35
Net loss attributable to Sinclair	$(76)	$(64)	$(56)	$(220)

Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2026	2025		2026	2025
Revenue:
Distribution revenue	$389	$380	2%	$791	$775	2%
Core advertising revenue	260	272	(4)%	521	543	(4)%
Political advertising revenue	59	6	n/m	77	12	n/m
Other media revenue	23	21	10%	43	43	—%
Media revenue (a)	$731	$679	8%	$1,432	$1,373	4%

Operating Expenses:
Media programming and production expenses	$381	$380	—%	$763	$770	(1)%
Media selling, general and administrative expenses (b)	176	162	9%	347	332	5%
Depreciation and amortization expenses	58	54	7%	118	110	7%
Amortization of program costs	18	17	6%	36	36	—%
Corporate general and administrative expenses	23	27	(15)%	57	64	(11)%
Non-media expenses	2	2	—%	4	4	—%
Loss (gain) on asset dispositions and other, net	5	(28)	n/m	4	(20)	n/m
Operating income	$68	$65	5%	$103	$77	34%
Interest expense including amortization of debt discount and deferred financing costs	$80	$82	(2)%	$165	$226	(27)%
Gain on extinguishment of debt	$13	$4	n/m	$13	$6	n/m
Other income, net	$—	$3	n/m	$4	$6	(33)%

n/m - not meaningful
(a)Includes $3 million and $5 million for the three and six months ended June 30, 2026, respectively, and $3 million and $6 million for the three and six months ended June 30, 2025, respectively, of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $9 million and $17 million for the three and six months ended June 30, 2026, respectively, and $5 million and $9 million for the three and six months ended June 30, 2025, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, increased $9 million or 2% and $16 million or 2% for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. Contractual rate increases favorably impacted period-over-period distribution revenue by mid-single digit percentages for each of the three and six months ended June 30, 2026, partially offset by subscriber decreases by low-single digit percentages.

Core advertising revenue. Core advertising revenue decreased $12 million and $22 million for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue increased $53 million and $65 million for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to 2026 being a midterm election year and therefore having a higher number of political races and correspondingly more political advertising spending compared to 2025, which was an off-year election cycle.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Syndicated/Other programming	36%	41%	37%	40%
Local news	32%	31%	30%	29%
Sports programming (a)	11%	8%	13%	12%
Network programming (a)	17%	17%	16%	16%
Paid programming	4%	3%	4%	3%

(a)Sports programming includes both local and network sports programming. Network programming is exclusive of any network sports programming.

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended June 30,		Six Months Ended June 30,
	# of Channels	2026	2025	2026	2025
ABC	41	33%	31%	30%	29%
FOX	61	21%	19%	21%	22%
CBS	32	20%	20%	20%	20%
NBC	25	14%	14%	16%	13%
CW	46	3%	5%	3%	5%
MNT	43	2%	3%	2%	3%
Other	399	7%	8%	8%	8%
Total	647
Expenses

Media programming and production expenses. Media programming and production expenses remained relatively flat for the three months ended June 30, 2026, when compared to the same period in 2025. Media programming and production expenses decreased $7 million for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to a $3 million decrease related to costs associated with stations we historically operated under JSA or SSA arrangements but now own and operate, a $3 million decrease in legal and consulting expenses, and a $1 million decrease in employee compensation cost.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $14 million for the three months ended June 30, 2026, when compared to the same period in 2025, primarily due to the FCC consent decree entered into in June 2025 which resulted in a reversal of $10 million previously expensed, as further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within the Consolidated Financial Statements, a $4 million increase in employee compensation cost, and a $3 million increase in both costs relating to our digital business and national sales commissions, respectively, partially offset by a $5 million decrease in information technology costs.

Media selling, general and administrative expenses increased $15 million for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to the FCC consent decree entered into in June 2025 which resulted in a reversal of $10 million previously expensed, as further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within the Consolidated Financial Statements, a $6 million increase in employee compensation cost, a $4 million increase in costs relating to our digital business, and a $3 million increase in costs related to national sales commissions, partially offset by a $7 million decrease in information technology costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Loss (gain) on asset dispositions and other, net. During the three and six months ended June 30, 2025, we recognized $30 million and $39 million, respectively, of proceeds related to our cyber and directors and officers insurance policies. During the six months ended June 30, 2025, we recognized a loss associated with the sale of certain local media assets of approximately $17 million. See Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Depreciation and amortization expenses. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $4 million and $8 million for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to an increase in intangible assets related to our acquisitions during the first quarter of 2026 and the third quarter of 2025, as well as amortization expense associated with our FCC licenses which began on January 1, 2026. See Acquisitions and Station Disposals and Changes in Accounting Estimates under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense decreased $2 million for the three months ended June 30, 2026, when compared to the same period in 2025, primarily due to decreased interest expense related to our variable rate debt resulting from lower interest rates and the repurchase of a portion of the Term Loan B-7 and Term Loan B-6 during the second quarter of 2026. Interest expense decreased $61 million for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to $68 million of one-time financing costs related to the financing transactions that occurred in the first quarter of 2025 as well as decreased interest expense related to our variable rate debt resulting from lower interest rates and the repurchase of a portion of the Term Loan B-7 and Term Loan B-6 during the second quarter of 2026. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements.

Gain on extinguishment of debt. For both the three and six months ended June 30, 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7 for consideration of $85 million and $65 million, respectively, and recorded a gain on extinguishment of the Term Loan B-6 and Term Loan B-7 of $8 million and $5 million, respectively. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements. For the three and six months ended June 30, 2025, we recorded a gain on extinguishment of the 5.125% Senior Notes due 2027 of $4 million and $7 million, respectively. For the six months ended June 30, 2025 we recorded a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 of $5 million and a loss on extinguishment of the Term Loan B-2 of $6 million.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase / (Decrease)
	2026	2025		2026	2025
Revenue:
Distribution revenue	$55	$54	2%	$111	$110	1%
Core advertising revenue	14	13	8%	27	24	13%
Other media revenue	1	1	—%	2	2	—%
Media revenue	$70	$68	3%	$140	$136	3%

Operating Expenses:
Media programming and production expenses	$43	$39	10%	$73	$66	11%
Media selling, general and administrative expenses (a)	19	15	27%	38	33	15%
Depreciation and amortization expenses	6	5	20%	11	10	10%
Corporate general and administrative expenses	—	1	n/m	1	1	—%
Operating income	$2	$8	(75)%	$17	$26	(35)%

n/m - not meaningful
(a)Includes $3 million and $5 million for the three and six months ended June 30, 2026, respectively, and $3 million and $6 million for the three and six months ended June 30, 2025, respectively, of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for the right to distribute Tennis Channel, increased $1 million for both the three and six months ended June 30, 2026 or 2% for the three months ended June 30, 2026 and 1% for the six months ended June 30, 2026, when compared to the same periods in 2025. The increases are primarily due to high single-digit percentage increases in contractual rates for the three and six months ended June 30, 2026, partially offset by a decrease in subscribers by a high single-digit percentage for the periods, respectively.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue increased $1 million and $3 million for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to stronger linear sales.

Expenses

Media programming and production expenses. Media programming and production expenses increased $4 million and $7 million for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to an increase in tournament production costs.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $4 million and $5 million for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to increased employee compensation cost.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Other

The following table sets forth our revenue and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase / (Decrease)	Six Months Ended June 30,		Percent Change Increase/(Decrease)
	2026	2025		2026	2025
Revenue:
Media revenue (a)	$45	$38	18%	$85	$53	60%
Non-media revenue	$8	$8	—%	$14	$14	—%

Operating Expenses:
Media expenses	$35	$32	9%	$69	$44	57%
Non-media expenses	$12	$12	—%	$25	$21	19%
Loss on asset dispositions and other, net	$—	$—	—%	$8	$—	n/m
Operating income (loss)	$1	$1	—%	$(9)	$—	n/m
Loss from equity method investments	$(2)	$—	n/m	$(3)	$(5)	(40)%
Other income (expense), net	$50	$(24)	n/m	$(31)	$(93)	(67)%

n/m - not meaningful
(a)Media revenue for the three and six months ended June 30, 2026 includes $9 million and $17 million, respectively, and for the three and six months ended June 30, 2025 includes $5 million and $9 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for both the three and six months ended June 30, 2026 include $1 million and for both the three and six months ended June 30, 2025 include $1 million of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Non-media expenses for both the three and six months ended June 30, 2026 include $1 million and for both the three and six months ended June 30, 2025 include $1 million of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenue increased $7 million for the three months ended June 30, 2026, when compared to the same period in 2025, due to increased digital revenue. Media revenue increased $32 million for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to an increase in advertising revenue related to the acquisition of Digital Remedy which was not reflected for the full period within the prior year, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Expenses. Media expenses increased $3 million for the three months ended June 30, 2026, when compared to the same period in 2025, primarily due to increased digital sales expenses as a result of increased revenue over the period. Media expenses increased $25 million for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to an increase in selling, general and administrative expenses related to the acquisition of Digital Remedy which was not reflected for the full period within the prior year, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. Non-media expenses increased $4 million for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to increased employee compensation cost.

Loss on asset dispositions and other, net. During the six months ended June 30, 2026, we recorded a non-cash impairment of $8 million related to one of our real estate investments.

Other income (expense), net. During the three months ended June 30, 2026 and 2025, we recognized a fair value adjustment gain of $44 million and loss of $30 million, respectively, associated with investments measured at fair value and NAV. During the six months ended June 30, 2026 and 2025, we recognized fair value adjustment losses of $42 million and $103 million, respectively, associated with investments measured at fair value and NAV.

Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended June 30,		Percent Change Increase/ (Decrease)	Six Months Ended June 30,		Percent Change Increase/ (Decrease)
	2026	2025		2026	2025
Corporate general and administrative expenses	$45	$45	—%	$94	$97	(3)%
Loss on asset dispositions and other, net	$5	$9	(44)%	$12	$17	(29)%
Income tax (provision) benefit	$(112)	$14	n/m	$46	$60	(23)%

n/m - not meaningful

The table above and explanations that follow cover total consolidated corporate and unallocated expenses.

Corporate general and administrative expenses. Corporate general and administrative expenses decreased $3 million for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to a decrease in legal, consulting, and regulatory costs primarily related to the litigation discussed under Note 4. Commitments and Contingencies within the Consolidated Financial Statements.

Loss on asset dispositions and other, net. During the six months ended June 30, 2026, we recorded a non-cash impairment of $8 million related to one of our real estate investments. During the three months ended June 30, 2025, we recognized a loss of $37 million related to the Marquee guarantee, as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements, offset by gains of $30 million related to proceeds from our cyber and directors and officers insurance policies. During the six months ended June 30, 2025 we recognized a loss of $17 million related to the sale of certain local media assets and a loss of $37 million related to the Marquee guarantee, as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements, which was partially offset by gains of $39 million related to proceeds from our cyber and directors and officers insurance policies.

Income tax (provision) benefit. The effective tax rate for the three months ended June 30, 2026 was a provision of 322.3% as compared to a benefit of 18.9% during the same period in 2025. The effective tax rate variance is primarily due to a substantial update of our full-year forecasted pre-tax book income causing a significant impact on many 2026 items.

The effective tax rate for the six months ended June 30, 2026 was a benefit of 44.5% as compared to a benefit of 21.8% during the same period in 2025. The increase in the effective tax rate for the six months ended June 30, 2026, when compared to the same period in 2025, is primarily due to the greater impact in 2026 from certain items not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we had net working capital of approximately $674 million, including $604 million in cash and cash equivalent balances, of which $115 million relates to our local media business, and $763 million of available borrowing capacity, including $575 million under the New Credit Agreement, $38 million under the Amended Credit Agreement, and $150 million under the A/R Facility. As of June 30, 2026, we expected cash on hand, cash generated by our operations, and borrowing capacity under the New Credit Agreement and the A/R Facility to be used as our primary sources of liquidity. In July 2026, the remaining $38 million of available borrowing capacity under the Amended Credit Agreement was canceled.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the New Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of June 30, 2026, STG was not subject to the financial maintenance covenant under the New Credit Agreement. As of June 30, 2026, the STG first-out first lien leverage ratio was below 3.5x. The New Credit Agreement contains other restrictions and covenants with which STG was in compliance as of June 30, 2026.

In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7, both at discounts to face value, and paid down $150 million of the borrowings under the revolving A/R Facility.

In July 2026, STG repurchased $25 million aggregate principal amount of the Term Loan B-7 and the remaining $3 million aggregate principal amount of the Term Loan B-3, both at discounts to face value.

During the six months ended June 30, 2026, there were no material changes to our contractual cash obligations as of June 30, 2026.

We anticipate that existing cash and cash equivalents, cash flow from the local media segment’s operations, and borrowing capacity under the New Credit Agreement and the A/R Facility will be sufficient to satisfy the local media segment’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. We anticipate that existing cash and cash equivalents and cash flow from the tennis segment and other’s operations will be sufficient to satisfy the tennis segment’s and other’s capital expenditure requirements and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, other geopolitical matters, natural disasters, pandemics and their resulting effect on the economy, our advertisers, and our Distributors and their subscribers, could affect our liquidity and first-out first lien leverage ratio which could affect our ability to access the full borrowing capacity under the New Credit Agreement. In addition to the sources described above, we may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of equity, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash flows from operating activities	$66	$122	$109	$127

Cash flows from (used in) investing activities:
Acquisition of property and equipment	$(20)	$(17)	$(35)	$(33)
Acquisition of businesses, net of cash acquired	—	—	(15)	(25)
Purchases of investments	—	(12)	(8)	(20)
Distributions and proceeds from investments	34	6	45	13
Other, net	1	—	4	—
Net cash flows from (used in) investing activities	$15	$(23)	$(9)	$(65)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$—	$1,430
Repayments of notes payable, commercial bank financing, and finance leases	(306)	(83)	$(315)	$(1,414)
Dividends paid on Class A and Class B Common Stock	(18)	(17)	(36)	(34)
Debt issuance costs	—	(11)	—	(110)
Distributions to noncontrolling interests	—	(3)	(3)	(6)
Other, net	3	—	(8)	(9)
Net cash flows used in financing activities	$(321)	$(114)	$(362)	$(143)

Operating Activities

Net cash flows from our operating activities decreased for the three months ended June 30, 2026, when compared to the same period in 2025, primarily due to a decrease in cash collections from Distributors and an increase in production and overhead costs, partially offset by an increase in cash collections related to political revenue. Net cash flows from our operating activities decreased for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to an increase in production and overhead costs, partially offset by an increase in cash collections from Distributors and an increase in cash collections related to political revenue.

Investing Activities

Net cash flows from our investing activities increased for the three months ended June 30, 2026, when compared to the same period in 2025, primarily due to an increase in distributions and proceeds from investments and a decrease in the purchase of investments in the second quarter of 2026. Net cash flows used in our investing activities decreased for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to an increase in distributions and proceeds from investments in 2026, a decrease in the purchase of investments in 2026, and the acquisition of Digital Remedy in the first quarter of 2025.

Financing Activities

Net cash flows used in our financing activities increased for both the three and six months ended June 30, 2026, when compared to the same periods in 2025, primarily due to the repurchase of a portion of the Term Loan B-6 and Term Loan B-7 and the pay down of borrowings under the A/R Facility during the second quarter of 2026. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements for further information.

We declared a quarterly dividend of $0.25 per share in April 2026 and $0.25 per share in August 2026. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that our Board of Directors may deem relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to the critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2025 with the exception of the change related to the reclassification of our FCC license assets from indefinite-lived to definite-lived as further discussed within the Changes in Accounting Estimates section of Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2026.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are party to lawsuits and claims from time to time in the ordinary course of business. Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions.

See Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within the Consolidated Financial Statements for discussion related to certain pending lawsuits.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Amendment Number Three dated June 8, 2026 with an effective date of June 1, 2026 to the Amended and Restated Employment Agreement between Sinclair Television Group, Inc. and Robert Weisbord effective as of January 1, 2020, as previously amended by that certain Amendment Number One dated June 20, 2023 and effective as of January 1, 2023 and Amendment Number Two dated September 19, 2025 and effective as of January 1, 2025.

31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
101	The Company’s Consolidated Financial Statements and related Notes for the quarter ended June 30, 2026 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2026.

SINCLAIR, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)