Form 10-Q
period 2026-09-30
Sinclair, Inc.
filed 2026-11-04
CIK 1971213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 48,630,072 shares of Sinclair, Inc. Class A Common Stock outstanding and 23,755,236 shares of Sinclair, Inc. Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SINCLAIR, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Explanatory Note

Certain numerical information, including certain segment information, is presented on a rounded basis using actual amounts. As a result, certain amounts may not foot, cross-foot, or recalculate based on the amounts presented due to rounding.

ITEM 1. FINANCIAL STATEMENTS

SINCLAIR, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data) (Unaudited)

	As of September 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$659	$866
Accounts receivable, net of allowance for doubtful accounts of $8 and $5, respectively	604	687
Prepaid expenses and other current assets	168	147
Total current assets	1,431	1,700
Property and equipment, net	637	655
Operating lease assets	110	110
Goodwill	2,083	2,085
Indefinite-lived intangible assets	24	149
Customer relationships, net	234	269
Other definite-lived intangible assets, net	324	264
Other assets	667	717
Total assets (a)	$5,510	$5,949

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$482	$496
Income taxes payable	31	21
Current portion of notes payable, finance leases, and commercial bank financing	22	25
Current portion of operating lease liabilities	26	24
Current portion of program contracts payable	70	70
Other current liabilities	96	67
Total current liabilities	727	703
Notes payable, finance leases, and commercial bank financing, less current portion	4,013	4,358
Operating lease liabilities, less current portion	108	112
Program contracts payable, less current portion	6	13
Deferred tax liabilities	159	213
Other long-term liabilities	164	180
Total liabilities (a)	5,177	5,579
Commitments and contingencies (See Note 4)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 500,000,000 shares authorized, 48,558,461 and 45,979,350 shares issued and outstanding, respectively	1	1
Class B Common Stock, $.01 par value, 140,000,000 shares authorized, 23,755,236 and 23,755,236 shares issued and outstanding, respectively, convertible into Class A Common Stock	—	—
Additional paid-in capital	648	613
Accumulated deficit	(239)	(171)
Total Sinclair shareholders’ equity	410	443
Noncontrolling interests	(77)	(73)
Total equity	333	370
Total liabilities and equity	$5,510	$5,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)Our consolidated total assets as of September 30, 2026 and December 31, 2025 include total assets of variable interest entities (“VIE”) of $16 million and $30 million, respectively, which can only be used to settle the obligations of the VIEs. Our consolidated total liabilities as of September 30, 2026 and December 31, 2025 include total liabilities of VIEs of $4 million and $8 million, respectively, for which the creditors of the VIEs have no recourse to us. See Note 7. Variable Interest Entities.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
Media revenue	$885	$765	$2,519	$2,312
Non-media revenue	8	8	21	21
Total revenue	893	773	2,540	2,333

OPERATING EXPENSES:
Media programming and production expenses	419	413	1,255	1,251
Media selling, general and administrative expenses	207	203	638	595
Amortization of program costs	16	21	52	57
Non-media expenses	15	12	43	36
Depreciation of property and equipment	28	25	80	75
Corporate general and administrative expenses	38	40	132	137
Amortization of definite-lived intangible assets	38	37	119	108
(Gain) loss on asset dispositions and other, net	(2)	(36)	10	(19)
Total operating expenses	759	715	2,329	2,240
Operating income	134	58	211	93

OTHER INCOME (EXPENSE):
Interest expense including amortization of debt discount and deferred financing costs	(79)	(85)	(244)	(311)
Gain on extinguishment of debt	4	—	17	6
Loss from equity method investments	(1)	(2)	(5)	(9)
Other income (expense), net	8	29	(15)	(55)
Total other expense, net	(68)	(58)	(247)	(369)
Income (loss) before income taxes	66	—	(36)	(276)
INCOME TAX (PROVISION) BENEFIT	(23)	1	23	61
NET INCOME (LOSS)	43	1	(13)	(215)
Net income attributable to the noncontrolling interests	—	(2)	—	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO SINCLAIR	$43	$(1)	$(13)	$(221)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO SINCLAIR:
Basic earnings per share	$0.60	$(0.02)	$(0.19)	$(3.20)
Diluted earnings per share	$0.60	$(0.02)	$(0.19)	$(3.20)
Basic weighted average common shares outstanding (in thousands)	72,321	69,660	71,687	68,921
Diluted weighted average common and common equivalent shares outstanding (in thousands)	72,462	69,660	71,687	68,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$43	$1	$(13)	$(215)
Unrealized loss on interest rate swap, net of tax	—	—	—	(1)
Comprehensive income (loss)	43	1	(13)	(216)
Comprehensive income attributable to the noncontrolling interests	—	(2)	—	(6)
Comprehensive income (loss) attributable to Sinclair	$43	$(1)	$(13)	$(222)

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

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(in millions, except share and per share data) (Unaudited)

	Three Months Ended September 30, 2026
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, June 30, 2026	48,507,841	$1	23,755,236	$—	$642	$(263)	$(76)	$304
Dividends declared and paid on Class A and Class B Common Stock ($0.25 per share)	—	—	—	—	—	(19)	—	(19)
Class A Common Stock issued pursuant to employee benefit plans	50,620	—	—	—	6	—	—	6
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	43	—	43
BALANCE, September 30, 2026	48,558,461	$1	23,755,236	$—	$648	$(239)	$(77)	$333

	Nine Months Ended September 30, 2026
	Sinclair Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Values	Shares	Values
BALANCE, December 31, 2025	45,979,350	$1	23,755,236	$—	$613	$(171)	$(73)	$370
Dividends declared and paid on Class A and Class B Common Stock ($0.75 per share)	—	—	—	—	—	(55)	—	(55)
Class A Common Stock issued pursuant to employee benefit plans	2,579,111	—	—	—	32	—	—	32
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(4)	(4)
Issuance of subsidiary stock awards	—	—	—	—	3	—	—	3
Net loss	—	—	—	—	—	(13)	—	(13)
BALANCE, September 30, 2026	48,558,461	$1	23,755,236	$—	$648	$(239)	$(77)	$333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINCLAIR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13)	$(215)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of definite-lived intangible and other assets	119	108
Depreciation of property and equipment	80	75
Amortization of program costs	52	57
Stock-based compensation	43	42
Deferred tax benefit	(54)	(98)
Loss on asset dispositions and other, net	10	26
Loss from equity method investments	5	9
Loss from investments	40	83
Distributions from investments	1	4
Gain on extinguishment of debt	(17)	(6)
Debt issuance costs	—	68
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	77	12
Increase in prepaid expenses and other current assets	(47)	(18)
(Decrease) increase in accounts payable and accrued and other current liabilities	(4)	12
Net change in net income taxes payable/receivable	6	1
Decrease in program contracts payable	(56)	(55)
Other, net	(4)	(14)
Net cash flows from operating activities	238	91

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(55)	(55)
Acquisition of businesses, net of cash acquired	(15)	(25)
Purchases of investments	(24)	(26)
Distributions and proceeds from investments	45	13
Other, net	13	—
Net cash flows used in investing activities	(36)	(93)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes payable and commercial bank financing	—	1,430
Repayments of notes payable, commercial bank financing, and finance leases	(344)	(1,420)
Dividends paid on Class A and Class B Common Stock	(55)	(52)
Debt issuance costs	—	(110)
Distributions to noncontrolling interests	(4)	(8)
Other, net	(6)	(9)
Net cash flows used in financing activities	(409)	(169)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(207)	(171)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	866	697
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$659	$526

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

For the quarter ended September 30, 2026, we had two reportable segments: local media and tennis. The local media segment consists primarily of our 178 broadcast television stations in 79 markets, which we own, provide programming and operating services pursuant to agreements commonly referred to as local marketing agreements (“LMA”), or provide sales services and other non-programming operating services pursuant to other outsourcing agreements (such as joint sales agreements (“JSA”) and shared services agreements (“SSA”)). These stations broadcast 650 channels as of September 30, 2026. For the purpose of this report, these 178 stations and 650 channels are referred to as “our” stations and channels. The tennis segment consists of Tennis Channel, a cable network which includes coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows; Tennis Channel International streaming service; Tennis Channel streaming service; TennisChannel 2, a 24-hour a day free ad-supported streaming television channel; and Tennis.com.

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

Interim Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 are unaudited. In the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of equity and noncontrolling interests, and consolidated statements of cash flows for these periods as adjusted for the adoption of recent accounting pronouncements.

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

Changes in Accounting Estimates

During the nine months ended September 30, 2026, the Company reassessed the useful lives of certain Federal Communications Commission (“FCC”) licenses previously classified as indefinite-lived intangible assets. Based on this reassessment, management determined that these licenses have finite useful lives and, accordingly, on January 1, 2026, we reclassified $122 million of FCC licenses from indefinite-lived to definite-lived intangible assets which will be amortized over a 15-year life. We assessed our FCC licenses for impairment prior to completion of this change, concluding there were no impairment indicators.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-cash Investing and Financing Activities

Leased assets obtained in exchange for new operating lease liabilities were $17 million and $7 million for the nine months ended September 30, 2026 and 2025, respectively. Leased assets obtained in exchange for new finance lease liabilities were $7 million for the nine months ended September 30, 2026. Non-cash investing activities included property and equipment purchases of $4 million for both the nine months ended September 30, 2026 and 2025.

We received equity shares in investments valued at $9 million and $21 million for the nine months ended September 30, 2026 and 2025, respectively, in exchange for an obligation to deliver a similar value of advertising spots.

During the nine months ended September 30, 2026, we completed the acquisition and sale of certain television stations that included non-cash consideration as further described in Acquisitions and Station Disposals below.

During both the three and nine months ended September 30, 2025, we completed the acquisition and sale of certain television stations as described in Acquisitions and Station Disposals below for non-cash consideration of $32 million and $36 million, respectively.

Revenue Recognition

The following table presents our revenue disaggregated by type and segment (in millions):

For the three months ended September 30, 2026	Local Media	Tennis	Other	Eliminations	Consolidated
Distribution revenue	$373	$53	$—	$—	$426
Core advertising revenue	258	17	37	(11)	301
Political advertising revenue	135	—	1	—	136
Other media, non-media, and intercompany revenue	22	1	8	(2)	30
Total revenue	$789	$71	$46	$(13)	$893

For the three months ended September 30, 2025	Local Media	Tennis	Other	Eliminations	Consolidated
Distribution revenue	$370	$52	$—	$—	$422
Core advertising revenue	269	14	38	(6)	315
Political advertising revenue	6	—	—	—	6
Other media, non-media, and intercompany revenue	22	1	10	(3)	30
Total revenue	$667	$67	$48	$(9)	$773

For the nine months ended September 30, 2026	Local Media	Tennis	Other	Eliminations	Consolidated
Distribution revenue	$1,164	$164	$—	$—	$1,328
Core advertising revenue	779	44	122	(31)	914
Political advertising revenue	212	—	1	—	213
Other media, non-media, and intercompany revenue	65	3	23	(6)	85
Total revenue	$2,221	$210	$146	$(37)	$2,540

For the nine months ended September 30, 2025	Local Media	Tennis	Other	Eliminations	Consolidated
Distribution revenue	$1,145	$162	$—	$—	$1,307
Core advertising revenue	812	38	91	(18)	923
Political advertising revenue	18	—	—	—	18
Other media, non-media, and intercompany revenue	65	3	24	(7)	85
Total revenue	$2,040	$203	$115	$(25)	$2,333

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

Deferred Revenue. We record deferred revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. We classify deferred revenue as either current in other current liabilities or long-term in other long-term liabilities in our consolidated balance sheets based on the timing of when we expect to satisfy our performance obligations. Deferred revenue was $166 million and $149 million as of September 30, 2026 and December 31, 2025, respectively, of which $75 million and $88 million, respectively, was reflected in other long-term liabilities in our consolidated balance sheets. Revenue recognized for the nine months ended September 30, 2026 and 2025, included in the deferred revenue balance as of December 31, 2025 and 2024, was $44 million and $49 million, respectively.

For the three months ended September 30, 2026, one customer accounted for 11% of our total revenue. For the nine months ended September 30, 2026, two customers accounted for 12% and 10%, respectively, of our total revenue. For the three months ended September 30, 2025, two customers accounted for 11% and 10%, respectively, of our total revenue. For the nine months ended September 30, 2025, two customers accounted for 11% and 11%, respectively, of our total revenue. As of September 30, 2026, three customers accounted for 12%, 11%, and 10%, respectively, of our accounts receivable, net. As of December 31, 2025, three customers accounted for 12%, 11%, and 10%, respectively, of our accounts receivable, net. For purposes of this disclosure, a single customer may include multiple entities under common control.

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

In July 2025, we sold our owned stations within Milwaukee, WI (WVTV), Springfield, IL (WICS/WICD), Ottumwa, IA (KTVO), and Quincy, IL (KHQA) for consideration valued at $36 million. For the nine months ended September 30, 2025, we recorded a net loss of $8 million related to the sale, which is included within (gain) loss on asset dispositions and other, net within our consolidated statements of operations and our local media segment within Note 6. Segment Data.

In September 2025, we acquired the non-license assets of WLNE in Providence, RI for consideration of $32 million. The acquired assets and liabilities were recorded at fair value as of the closing date of the transaction. Based upon our purchase price allocation, we recorded $27 million of definite-lived intangible assets, $1 million of property and equipment, and $4 million of net working capital.

Income Taxes

Our income tax provision for all periods consists of federal and state income taxes. The tax provision for the three and nine months ended September 30, 2026 and 2025 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items and the effects of the noncontrolling interests. We provide a valuation allowance for deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize net deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies, current and cumulative losses, and forecasts of future taxable income. In considering these sources of taxable income, we must make certain judgments that are based on the plans and estimates used to manage our underlying businesses on a long-term basis. A valuation allowance has been provided for deferred tax assets related to a substantial amount of our available state net operating loss carryforwards based on past operating results, expected timing of the reversals of existing temporary basis differences, alternative tax strategies, and projected future taxable income.

Our effective income tax rate for the three months ended September 30, 2026 was greater than the statutory rate primarily due to certain items not deductible for tax purposes. Our effective income tax rate for the nine months ended September 30, 2026 was greater than the statutory rate primarily due to a 2026 release of a valuation allowance on certain state net operating losses resulting from a change in the filing methodology that impacted the realizability of the associated deferred tax assets and an accrual of interest income attributable to prior years’ pending income tax refund claims. Our effective income tax rate for the three months ended September 30, 2025 was greater than the statutory rate primarily due to accrual of interest income attributable to prior years’ pending income tax refund claims. Our effective income tax rate for the nine months ended September 30, 2025 approximated the statutory rate.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Subsequent Events

In October 2026, we acquired the non-license assets of WWCP in Johnstown, PA for $19 million and are in the process of completing our preliminary purchase price allocation.

In November 2026, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on December 15, 2026, to holders of record at the close of business on December 1, 2026.

2.              OTHER ASSETS:

Other assets as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	As of September 30, 2026	As of December 31, 2025
Equity method investments	$18	$21
Other investments	363	402
Notes receivable	16	31
Income tax receivable	155	150
Post-retirement plan assets	48	52
Other	67	61
Total other assets	$667	$717

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

As of September 30, 2026 and December 31, 2025, we held $180 million and $223 million, respectively, in investments measured at fair value. As of September 30, 2026 and December 31, 2025, we held $141 million and $150 million, respectively, in investments measured at NAV. We recognized a fair value adjustment gain of $4 million and loss of $38 million for the three and nine months ended September 30, 2026, respectively, and a fair value adjustment gain of $19 million and loss of $84 million for the three and nine months ended September 30, 2025, respectively, associated with these investments, which are reflected in other income (expense), net in our consolidated statements of operations. As of September 30, 2026 and December 31, 2025, our unfunded commitments related to our investments valued using the NAV practical expedient totaled $32 million and $42 million, respectively.

Investments accounted for utilizing the measurement alternative were $42 million, net of $1 million of cumulative impairments, and $29 million as of September 30, 2026 and December 31, 2025, respectively. We recorded a $1 million loss related to one investment for the nine months ended September 30, 2026. There were no adjustments to the carrying amount of investments accounted for utilizing the measurement alternative for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025.

3.              NOTES PAYABLE, FINANCE LEASES, AND COMMERCIAL BANK FINANCING:

Credit Agreement and Notes

Sinclair Television Group, Inc. (“STG”), a wholly-owned subsidiary of Sinclair, is party to a bank credit agreement dated February 12, 2025 (the “Credit Agreement”).

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Credit Agreement includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the $575 million first-out first lien revolving commitments (the “First-Out Revolving Credit Facility”), measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of September 30, 2026, STG was not subject to the financial maintenance covenant under the Credit Agreement. As of September 30, 2026, the STG first-out first lien leverage ratio was below 3.5x. The Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2026.

STG completed a series of financing transactions during the nine months ended September 30, 2025. For the nine months ended September 30, 2025 we recorded a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $7 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7 for consideration of $85 million and $65 million, respectively. We recorded a gain on extinguishment of the Term Loan B-6 and Term Loan B-7 of $8 million and $5 million, respectively, for the nine months ended September 30, 2026.

In July 2026, STG repurchased $25 million aggregate principal amount of the Term Loan B-7 and the remaining $3 million aggregate principal amount of the Term Loan B-3 for consideration of $21 million and $3 million, respectively. We recorded a gain on extinguishment of the Term Loan B-7 of $4 million for both the three and nine months ended September 30, 2026.

In July 2026, the remaining $38 million of available borrowing capacity under the credit agreement that was amended as of February 12, 2025 (the “Amended Credit Agreement”) was canceled.

Finance Leases to Affiliates

The current portion of notes payable, finance leases, and commercial bank financing in our consolidated balance sheets includes finance leases to affiliates of $3 million as of both September 30, 2026 and December 31, 2025. Notes payable, finance leases, and commercial bank financing, less current portion, in our consolidated balance sheets includes finance leases to affiliates of $4 million and $6 million as of September 30, 2026 and December 31, 2025, respectively. See Note 8. Related Person Transactions.

Debt of Variable Interest Entities and Guarantees of Third-Party Obligations

We jointly, severally, unconditionally, and irrevocably guaranteed $2 million of debt of certain third parties as of December 31, 2025, all of which related to consolidated VIEs and was included in our consolidated balance sheet. We guarantee certain obligations of the Marquee Sports Network (“Marquee”) subject to a maximum aggregate amount of $331 million for the years 2026 through 2029. As of both September 30, 2026 and December 31, 2025, our estimated obligation was $15 million, which was fully accrued as of each of those dates and has been fully paid as of September 30, 2026. See Note 4. Commitments and Contingencies for further discussion.

Accounts Receivable Securitization Facility

On November 6, 2025, STG and one of its subsidiaries entered into a three-year, up to $375 million revolving accounts receivable securitization facility (the “A/R Facility”) with Wells Fargo Bank, N.A., as administrative agent, which matures on November 6, 2028, in order to enable STG to raise incremental, low-cost capital. Amounts outstanding under the A/R Facility bear interest at SOFR plus 1.25%. The amount of actual availability under the A/R Facility is subject to change based on the level of eligible receivables sold by certain subsidiaries of STG identified therein (the “Originators”) to STG. Eligibility of the receivables is determined by a variety of factors, including, but not limited to, credit ratings of the Originators’ customers, customer concentration levels, and certain characteristics of the accounts receivable being transferred. In April 2026, STG paid down $150 million of the borrowings under the A/R Facility, which was available to re-borrow as of September 30, 2026. The total amount outstanding under the A/R Facility was $225 million and $375 million as of September 30, 2026 and December 31, 2025, respectively. Interest expense related to the A/R Facility was $3 million and $11 million for the three and nine months ended September 30, 2026, respectively.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Collar

In March 2026, we entered into two interest collar agreements in order to manage a portion of our exposure to variable interest rates. The first agreement has a notional amount of $100 million, an effective date of March 3, 2026, a termination date of August 31, 2027, an interest rate ceiling of 3.75%, and an interest rate floor of 2.67%. The second agreement has a notional amount of $100 million, an effective date of March 30, 2026, a termination date of March 30, 2027, an interest rate ceiling of 4.25%, and an interest rate floor of 3.65%. The activity associated with these agreements was immaterial for the three and nine months ended September 30, 2026.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 21, 2022, the FCC released an NAL against the licensees of a number of stations, including 83 Company stations and several stations with whom the Company has LMAs, JSAs, and/or SSAs (or with whom the Company had LMAs, JSAs, and/or SSAs and has since acquired), for violation of the FCC’s limitations on commercial matter in children’s television programming related to KidsClick network programming distributed by the Company in 2018. The NAL proposed a fine of $2.7 million against the Company, and fines ranging from $20,000 to $26,000 per station for the other licensees, including the LMA, JSA, and/or SSA stations, for a total of $3.4 million. On October 21, 2022, the Company filed a written response seeking reduction of the proposed fine amount. On September 6, 2024, the FCC issued a forfeiture order imposing the fine as proposed in the NAL. The Company and all other affected licensees filed a joint petition for reconsideration of the forfeiture order on October 7, 2024. On June 27, 2025, the FCC adopted an Order and Consent Decree pursuant to which the Company agreed to make a voluntary contribution of $500,000 to resolve, without any admission of liability, the forfeiture order (with respect to Company stations), a closed captioning investigation of Company station WUHF in Rochester, NY, and matters relating to certain of the Company’s pending station renewal applications. As part of the consent decree, the Company also agreed to implement a two-year compliance plan relating to the FCC’s limits on commercial matter in children’s programming and closed captioning rules, and the FCC agreed to grant the license renewal applications of all Company stations involved in the matters resolved by the consent decree. The consent decree states the forfeiture order will be resolved by separate action with respect to the non-Company licensees named in the forfeiture order, and to the Company’s knowledge all such non-Company licensees have entered into consent decrees with the FCC and agreed to similar compliance plans with respect to the FCC’s limits on commercial matter in children’s programming. The Company made the $500,000 voluntary contribution on July 9, 2025.

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

The Company is aware of twenty-two putative class action lawsuits that were filed against the Company following published reports of the DOJ investigation into the exchange of pacing data within the broadcast television industry. The actions were consolidated in the United States District Court for the Northern District of Illinois (the “Court”) in October 2018. The plaintiffs allege that the Company and thirteen other broadcasters conspired to fix prices for broadcast television advertising and engaged in unlawful information sharing in violation of the Sherman Antitrust Act. The plaintiffs seek damages, attorneys’ fees, costs and interest, as well as injunctive relief. The Court denied the defendants’ motion to dismiss in November 2020. In December 2023, the Court approved settlements between the plaintiffs and four former defendants totaling $48 million, however the plaintiffs continue to pursue their claims against the Company and the remaining non-settling defendants. During 2025 and 2026, the Court issued various rulings concerning discovery, sanctions and privilege disputes. In November 2025, the Court imposed monetary sanctions on the Company for certain costs incurred by the plaintiffs in investigating the loss of certain cell phone data, while declining as premature the plaintiffs’ request for additional sanctions. In May 2026, the plaintiffs filed a notice of settlement with Griffin Communications, LLC, which remains subject to Court approval. Fact discovery closed on June 1, 2026. The plaintiffs filed a motion for class certification on August 14, 2026, and the defendants filed their opposition on October 7, 2026. A trial is scheduled for November 1, 2027. The Company continues to believe the lawsuits are without merit and intends to vigorously defend itself against all such claims.

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

On June 30, 2026, one of the Company's customers, Dish Network L.L.C. ("Dish"), commenced a bankruptcy case under Chapter 11 of Title 11 of the United States Code. The Company continues to provide retransmission services to Dish under its existing contractual arrangements and continues to receive payments from Dish related to these services, which Dish has obtained authorization to continue to pay in the ordinary course as the bankruptcy proceedings progress. On October 1, 2026, Dish emerged from Chapter 11 bankruptcy protection after completing a court approved prepackaged balance sheet restructuring and returned to normal business operations.

5.              EARNINGS PER SHARE:

The following table reconciles income (numerator) and shares (denominator) used in our computations of basic and diluted earnings per share for the periods presented (in millions, except share amounts which are reflected in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (Numerator)
Net income (loss)	$43	$1	$(13)	$(215)
Net income attributable to the noncontrolling interests	—	(2)	—	(6)
Numerator for basic and diluted earnings per common share available to common shareholders	$43	$(1)	$(13)	$(221)

Shares (Denominator)
Basic weighted-average common shares outstanding	72,321	69,660	71,687	68,921
Dilutive effect of stock-settled appreciation rights and outstanding stock options	141	—	—	—
Diluted weighted-average common and common equivalent shares outstanding	72,462	69,660	71,687	68,921

The following table shows the weighted-average stock-settled appreciation rights and outstanding stock options (in thousands) that are excluded from the calculation of diluted earnings per common share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average stock-settled appreciation rights and outstanding stock options excluded	4,776	5,258	4,983	5,306

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.              SEGMENT DATA:

We measure segment performance based on operating income (loss). For the quarter ended September 30, 2026, we had two reportable segments, local media and tennis. Our local media segment includes our television stations, original networks and content and provides these through free over-the-air programming to television viewing audiences for stations in markets located throughout the continental United States, as well as distributes the content of these stations to MVPDs for distribution to their customers in exchange for contractual fees. See Revenue Recognition under Note 1. Nature of Operations and Summary of Significant Accounting Policies for further detail. Our tennis segment provides viewers coverage of many of tennis’ top tournaments and original professional sports and tennis lifestyle shows. Other and corporate are not reportable segments but are included for reconciliation purposes. Other primarily consists of non-broadcast digital and internet solutions, technical services, and non-media investments. Corporate costs primarily include our costs to operate as a public company and to operate our corporate headquarters location. All our businesses are located within the United States. The local media segment assets are owned and operated by our wholly-owned subsidiary, Sinclair Broadcast Group, LLC (“SBG”), and the assets of the tennis segment and the assets in other and corporate are owned and operated by Ventures.

Segment financial information is included in the following tables for the periods presented (in millions):

As of September 30, 2026	Local Media	Tennis	Other & Corporate	Eliminations	Consolidated
Assets	$4,171	$258	$1,081	$—	$5,510

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2026	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$789	$71	$46	$(13)	(b)	$893
Media programming and production expenses	381	39	—	—		419
Media selling, general and administrative expenses	174	16	29	(13)		207
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	59	5	1	—		66
Amortization of program costs	16	—	—	—		16
Corporate general and administrative expenses	24	1	14	—		38
Gain on asset dispositions and other, net	(2)	—	—	—		(2)
Other segment items (a)	2	—	14	—		15
Operating income (loss)	$135	$10	$(12)	$—		$134

Interest expense including amortization of debt discount and deferred financing costs	$79	$—	$—	$—		$79
Loss from equity method investments	—	(1)	—	—		(1)
Gain on extinguishment of debt	4	—	—	—		4
Other income, net	2	—	7	—		8
Income before income taxes						$66

For the three months ended September 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$667	$67	$48	$(9)	(b)	$773
Media programming and production expenses	378	35	—	—		413
Media selling, general and administrative expenses	165	15	30	(7)		203
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	56	5	1	—		62
Amortization of program costs	21	—	—	—		21
Corporate general and administrative expenses	21	1	18	—		40
Gain on asset dispositions and other, net	(3)	—	(33)	—		(36)
Other segment items (a)	2	—	12	(2)		12
Operating income	$27	$11	$20	$—		$58

Interest expense including amortization of debt discount and deferred financing costs	$85	$—	$—	$—		$85
Loss from equity method investments	—	—	(2)	—		(2)
Other income, net	2	—	27	—		29
Income before income taxes						$—

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2026	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,221	$210	$146	$(37)	(b)	$2,540
Media programming and production expenses	1,143	112	—	—		1,255
Media selling, general and administrative expenses	521	54	98	(35)		638
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	178	15	7	(1)		199
Amortization of program costs	52	—	—	—		52
Corporate general and administrative expenses	81	2	50	—		132
Loss on asset dispositions and other, net	2	—	8	—		10
Other segment items (a)	6	—	38	(1)		43
Operating income (loss)	$238	$27	$(54)	$—		$211

Interest expense including amortization of debt discount and deferred financing costs	$244	$—	$—	$—		$244
Loss from equity method investments	—	(2)	(3)	—		(5)
Gain on extinguishment of debt	17	—	—	—		17
Other income (expense), net	6	—	(22)	—		(15)
Loss before income taxes						$(36)

For the nine months ended September 30, 2025	Local Media	Tennis	Other & Corporate	Eliminations		Consolidated
Revenue	$2,040	$203	$115	$(25)	(b)	$2,333
Media programming and production expenses	1,148	101	2	—		1,251
Media selling, general and administrative expenses	497	48	72	(22)		595
Depreciation of property and equipment and amortization of definite-lived intangibles and other assets	166	15	2	—		183
Amortization of program costs	57	—	—	—		57
Corporate general and administrative expenses	85	2	50	—		137
(Gain) loss on asset dispositions and other, net	(23)	—	4	—		(19)
Other segment items (a)	6	—	33	(3)		36
Operating income (loss)	$104	$37	$(48)	$—		$93

Interest expense including amortization of debt discount and deferred financing costs	$311	$—	$—	$—		$311
Loss from equity method investments	—	(2)	(7)	—		(9)
Gain on extinguishment of debt	6	—	—	—		6
Other income (expense), net	8	—	(63)	—		(55)
Loss before income taxes						$(276)

(a)Other segment items relate primarily to non-media expenses.
(b)Includes $10 million and $27 million for the three and nine months ended September 30, 2026, respectively, and $5 million and $14 million for the three and nine months ended September 30, 2025, respectively, of revenue for services provided by other to local media, which is eliminated in consolidation.

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above, which have been included in our consolidated balance sheets as of the dates presented, were as follows (in millions):

	As of September 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Accounts receivable, net	$1	$5
Other current assets	—	2
Total current assets	1	7

Property and equipment, net	4	5
Goodwill and indefinite-lived intangible assets	1	13
Definite-lived intangible assets, net	10	5
Total assets	$16	$30

LIABILITIES
Current liabilities:
Other current liabilities	$1	$6

Notes payable, finance leases and commercial bank financing, less current portion	2	4
Other long-term liabilities	3	3
Total liabilities	$6	$13

The amounts above represent the combined assets and liabilities of the VIEs described above, for which we are the primary beneficiary. Total liabilities associated with certain outsourcing agreements and purchase options with certain VIEs, which are excluded from the above, were $117 million and $116 million as of September 30, 2026 and December 31, 2025, respectively, as these amounts are eliminated in consolidation. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. As of September 30, 2026, all of the liabilities are non-recourse to us except for the debt of certain VIEs. See Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing for further discussion. The risk and reward characteristics of the VIEs are similar.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of our investments in these VIEs for which we are not the primary beneficiary were $71 million and $69 million as of September 30, 2026 and December 31, 2025, respectively, and are included in other assets in our consolidated balance sheets. See Note 2. Other Assets for more information related to our equity investments. Our maximum exposure is equal to the carrying value of our investments. The income and loss related to equity method investments and other investments are recorded in loss from equity method investments and other income (expense), net, respectively, in our consolidated statements of operations. We recorded gains of $5 million and $2 million for the three and nine months ended September 30, 2026, respectively, and losses of $4 million and $6 million for the three and nine months ended September 30, 2025, respectively.

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

Leases. Certain assets used by us and our operating subsidiaries are leased from entities owned by the controlling shareholders. Lease payments made to these entities were $2 million and $5 million for the three and nine months ended September 30, 2026, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2025, respectively. For further information, see Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing.

Charter Aircraft. We leased aircraft owned by certain controlling shareholders. For all leases, we incurred expenses of $0.2 million for the nine months ended September 30, 2025.

The Baltimore Sun. David Smith is the majority shareholder of The Baltimore Sun. We have entered into agreements with The Baltimore Sun to provide independent contractor services, sales representation, news resource sharing, and content sharing. In relation to these agreements, we recorded revenue of $0.4 million and $1 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $0.9 million for the three and nine months ended September 30, 2025, respectively.

Atlantic Automotive Corporation. We sell advertising time to Atlantic Automotive Corporation ("Atlantic Automotive"), a holding company that owns automobile dealerships and an automobile leasing company. David Smith has a controlling interest in, and is a member of the board of directors of, Atlantic Automotive. We received payments for advertising totaling less than $0.1 million for both the three months ended September 30, 2026 and 2025 and $0.1 million for both the nine months ended September 30, 2026 and 2025.

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

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The services provided to WNUV-TV, WMYA-TV, WTTE-TV, WRGT-TV and WVAH-TV are governed by a master agreement which has a current term that expires on July 1, 2028 and there is one additional five-year renewal term remaining with final expiration on July 1, 2033. We also executed purchase agreements to acquire the license related assets of these stations from Cunningham, which grant us the right to acquire, and grant Cunningham the right to require us to acquire, subject to applicable FCC rules and regulations, 100% of the capital stock or the assets of these individual subsidiaries of Cunningham. Pursuant to the terms of this agreement we are obligated to pay Cunningham an annual fee for the television stations equal to the greater of (i) 3% of each station’s annual net broadcast revenue or (ii) $6 million. The aggregate purchase price of these television stations increases by 6% annually. A portion of the fee is required to be applied to the purchase price to the extent of the 6% increase. The cumulative prepayments made under these purchase agreements were $76 million and $73 million as of September 30, 2026 and December 31, 2025, respectively. The remaining aggregate purchase price of these stations, net of prepayments, as of both September 30, 2026 and December 31, 2025, was approximately $54 million. Additionally, we provide services to WDBB-TV pursuant to an LMA, which expires April 22, 2030, and have a purchase option to acquire for $0.2 million. Under these agreements, we paid Cunningham $3 million and $9 million for the three and nine months ended September 30, 2026, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2025, respectively.

As we consolidate the licensees as VIEs, the amounts we earn or pay under the arrangements are eliminated in consolidation and the gross revenue of the stations are reported in our consolidated statements of operations. Our consolidated revenue includes $3 million and $10 million for the three and nine months ended September 30, 2026, respectively, and $33 million and $97 million for the three and nine months ended September 30, 2025, respectively, related to the Cunningham Stations and, prior to March 1, 2026, the Purchased Stations.

We have an agreement with Cunningham to provide master control equipment and provide master control services to a station in Johnstown, PA with which Cunningham has an LMA, that is operating on a month-to-month term until either party provides notice of termination. Under the agreement, Cunningham paid us an initial fee of $1 million and pays us $0.3 million annually for master control services plus the cost to maintain and repair the equipment. In addition, we have an agreement with Cunningham to provide a news share service with the Johnstown, PA station for an annual fee of $0.6 million, which increases by 2% on each anniversary and is set to expire in November 2028. These agreements were terminated as of October 1, 2026 in conjunction with our purchase of the non-license assets of the station. See Subsequent Events within Note 1. Nature of Operations and Summary of Significant Accounting Policies for further discussion.

We have multi-cast agreements with Cunningham Stations in the Anderson, South Carolina; Baltimore, Maryland; Charleston, West Virginia and Dallas, Texas markets and, prior to March 1, 2026, also with stations in Eureka/Chico-Redding California; Tri-Cities, Tennessee; Portland, Maine; and Greenville, North Carolina markets. In exchange for carriage of these networks in their markets, we paid $0.3 million and $1 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $1 million for the three and nine months ended September 30, 2025, respectively, under these agreements.

All the non-voting stock of the Cunningham Stations is owned by trusts for the benefit of the children of our controlling shareholders. We consolidate certain subsidiaries of Cunningham with which we have variable interests through various arrangements related to the Cunningham Stations.

WG Communications Group

The wife of Robert Weisbord, our Chief Operating Officer and President of Local Media, has an ownership interest in WG Communications Group (“WGC”). We received revenue from advertisers represented by WGC of $0.1 million for both the three and nine months ended September 30, 2026 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and made payments to WGC of less than $0.1 million for the nine months ended September 30, 2025.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Employees

Jason Smith, an employee of the Company, is the son of Frederick Smith, who is a Vice President of the Company and a member of the Company’s Board of Directors. Jason Smith received total compensation of $0.3 million for both the three months ended September 30, 2026 and 2025 and $1 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively, consisting of salary and bonus, and was granted 144,300 and 159,607 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2026 and 2025, respectively.

Ethan White, an employee of the Company, is the son-in-law of J. Duncan Smith, who is a Vice President of the Company and Secretary of the Company’s Board of Directors. Ethan White received total compensation of $0.1 million for both the three months ended September 30, 2026 and 2025 and $0.2 million for both the nine months ended September 30, 2026 and 2025, consisting of salary and bonus, and was granted 5,162 and 3,244 shares of restricted stock, vesting over two years, for the nine months ended September 30, 2026 and 2025, respectively.

Ryan McCoy, an employee of the Company, is the son-in-law of J. Duncan Smith. Ryan McCoy received total compensation of less than $0.1 million for both the three months ended September 30, 2026 and 2025 and $0.1 million for both the nine months ended September 30, 2026 and 2025, consisting of salary.

Amberly Thompson, an employee of the Company, is the daughter of Donald Thompson, who is an Executive Vice President and Chief Human Resources Officer of the Company. Amberly Thompson received total compensation of less than $0.1 million for both the three months ended September 30, 2026 and 2025 and $0.1 million for both the nine months ended September 30, 2026 and 2025, consisting of salary and bonus, and was granted 285 shares of restricted stock, vesting over two years, during the nine months ended September 30, 2025.

Frederick Smith is the brother of David Smith, Executive Chairman of the Company and Chairman of the Company’s Board of Directors; Robert Smith, a member of the Company’s Board of Directors; and J. Duncan Smith. Frederick Smith received total compensation of $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, consisting of salary and bonus.

J. Duncan Smith is the brother of David Smith, Frederick Smith, and Robert Smith. J. Duncan Smith received total compensation of $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, consisting of salary and bonus.

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
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table sets forth the face value and fair value of our financial assets and liabilities for the periods presented (in millions):

	As of September 30, 2026		As of December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
Level 1:
Investments in equity securities	N/A	$28	N/A	$40
Money market funds	N/A	293	N/A	678

Level 2:
Investments in equity securities (a)	N/A	150	N/A	181
Deferred compensation assets	N/A	48	N/A	52
Deferred compensation liabilities	N/A	46	N/A	48
STG (b):
9.750% Second Lien Senior Secured Notes due 2033	$432	468	$432	474
8.125% First-Out First Lien Secured Notes due 2033	1,430	1,436	1,430	1,496
5.500% Senior Notes due 2030	485	427	485	440
4.375% Second-Out First Lien Secured Notes due 2032	238	171	238	189
4.125% Unsecured Notes due 2030	4	3	4	3
Term Loan B-3, due April 1, 2028 (d)	—	—	3	2
Term Loan B-6, due December 31, 2029 (c)	608	537	706	642
Term Loan B-7, due December 31, 2030 (c) (d)	624	546	726	653
A/R Facility (c)	225	225	375	375
Debt of variable interest entities (b)	2	2	6	6

Level 3:
Investments in equity securities	N/A	2	N/A	2

N/A - Not applicable
(a)Consists of warrants to acquire marketable common equity securities. The fair value of the warrants are derived from the quoted trading prices of the underlying common equity securities less the exercise price.
(b)Amounts are carried in our consolidated balance sheets net of debt discount and deferred financing cost, which are excluded in the above table, of $47 million and $55 million as of September 30, 2026 and December 31, 2025, respectively.
(c)In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7 for consideration of $85 million and $65 million, respectively, and paid down $150 million of the borrowings under the A/R Facility.
(d)In July 2026, STG repurchased $25 million aggregate principal amount of the Term Loan B-7 and the remaining $3 million aggregate principal amount of the Term Loan B-3 for consideration of $21 million and $3 million, respectively.

SINCLAIR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in financial assets measured at fair value on a recurring basis and categorized as Level 3 under the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025 (in millions):

Three Months Ended September 30, 2026
Fair value at June 30, 2026	$2
Fair value at September 30, 2026	$2

Nine Months Ended September 30, 2026
Fair value at December 31, 2025	$2
Fair value at September 30, 2026	$2

Three Months Ended September 30, 2025
Fair value at June 30, 2025	$2
Fair value at September 30, 2025	$2

Nine Months Ended September 30, 2025
Fair value at December 31, 2024	$68
Transfer to Level 2	(58)
Measurement adjustments	(8)
Fair value at September 30, 2025	$2

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

Summary of Significant Events — financial events during the three months ended September 30, 2026 and through the date this Report on Form 10-Q is filed.

Results of Operations — an analysis of our revenue and expenses for the three and nine months ended September 30, 2026 and 2025.

Liquidity and Capital Resources — a discussion of our primary sources of liquidity and an analysis of our cash flows from or used in operating activities, investing activities, and financing activities during the three and nine months ended September 30, 2026.

SUMMARY OF SIGNIFICANT EVENTS

Content and Distribution
•In September 2026, Sinclair and ABC entered into a comprehensive multi-year agreement that renews station affiliation agreements for 27 of SBG’s owned and/or operated ABC affiliates.
•In October 2026, Sinclair and CBS entered into a comprehensive multi-year agreement that renews station affiliation agreements for 21 of SBG’s owned CBS affiliates.

Transactions
•In October 2026, Sinclair purchased the non-license assets of WWCP in Johnstown, PA.
•In October 2026, Sinclair acquired WGWG in Charleston, SC.

Corporate Social Responsibility Practices
•In August 2026, we awarded scholarships to 15 university students as part of our annual scholarship program.
•To date in 2026, our newsrooms have won a total of 212 journalism awards.

Financing, Capital Allocation, and Shareholder Returns
•In July 2026, STG repurchased $25 million aggregate principal amount of the Term Loan B-7 and the remaining $3 million aggregate principal amount of the Term Loan B-3, both at discounts to face value.
•In August 2026, we declared a quarterly dividend of $0.25 per share. In November 2026, we declared a quarterly dividend of $0.25 per share.

Other
•In August 2026, we determined that David Bochenek, our Senior Vice President and Chief Accounting Officer will separate from employment with the Company effective as of November 9, 2026 (such date, the “Separation Date”). Mr. Bochenek will remain the Senior Vice President and Chief Accounting Officer and will assist the Company with transitional matters through the Separation Date.

RESULTS OF OPERATIONS

Any references to the first, second, or fourth quarters are to the three months ended March 31, June 30, or December 31, respectively, for the year being discussed. As of September 30, 2026, we had two reportable segments for accounting purposes, local media and tennis.

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

Operating Data

The following table sets forth our consolidated operating data for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Media revenue	$885	$765	$2,519	$2,312
Non-media revenue	8	8	21	21
Total revenue	893	773	2,540	2,333
Media programming and production expenses	419	413	1,255	1,251
Media selling, general and administrative expenses	207	203	638	595
Depreciation and amortization expenses	66	62	199	183
Amortization of program costs	16	21	52	57
Non-media expenses	15	12	43	36
Corporate general and administrative expenses	38	40	132	137
(Gain) loss on asset dispositions and other, net	(2)	(36)	10	(19)
Operating income	$134	$58	$211	$93
Net income (loss) attributable to Sinclair	$43	$(1)	$(13)	$(221)

Local Media Segment

The following table sets forth our revenue and expenses for our local media segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2026	2025		2026	2025
Revenue:
Distribution revenue	$373	$370	1%	$1,164	$1,145	2%
Core advertising revenue	258	269	(4)%	779	812	(4)%
Political advertising revenue	135	6	n/m	212	18	n/m
Other media revenue	22	22	—%	65	65	—%
Media revenue (a)	$789	$667	18%	$2,221	$2,040	9%

Operating Expenses:
Media programming and production expenses	$381	$378	1%	$1,143	$1,148	—%
Media selling, general and administrative expenses (b)	174	165	5%	521	497	5%
Depreciation and amortization expenses	59	56	5%	178	166	7%
Amortization of program costs	16	21	(24)%	52	57	(9)%
Corporate general and administrative expenses	24	21	14%	81	85	(5)%
Non-media expenses	2	2	—%	6	6	—%
(Gain) loss on asset dispositions and other, net	(2)	(3)	(33)%	2	(23)	n/m
Operating income	$135	$27	n/m	$238	$104	n/m
Interest expense including amortization of debt discount and deferred financing costs	$79	$85	(7)%	$244	$311	(22)%
Gain on extinguishment of debt	$4	$—	n/m	$17	$6	m/m
Other income, net	$2	$2	—%	$6	$8	(25)%

n/m - not meaningful
(a)Includes $3 million for both the three months ended September 30, 2026 and 2025 and $8 million for both the nine months ended September 30, 2026 and 2025 of intercompany revenue related to certain services provided to the tennis segment, which is eliminated in consolidation.
(b)Includes $10 million and $27 million for the three and nine months ended September 30, 2026, respectively, and $5 million and $14 million for the three and nine months ended September 30, 2025, respectively, of intercompany expense related to certain services provided by other, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for our broadcast signals, increased $3 million or 1% for the three months ended September 30, 2026, when compared to the same period in 2025. Contractual rate increases favorably impacted period-over-period distribution revenue by high-single digit percentages for the three months ended September 30, 2026, partially offset by subscriber decreases by high-single digit percentages. Distribution revenue increased $19 million or 2% for the nine months ended September 30, 2026, when compared to the same period in 2025. Contractual rate increases favorably impacted period-over-period distribution revenue by mid-single digit percentages for the nine months ended September 30, 2026, partially offset by subscriber decreases by mid-single digit percentages.

Core advertising revenue. Core advertising revenue decreased $11 million and $33 million for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, with no particular product/services category dominating the variance.

Political advertising revenue. Political advertising revenue increased $129 million and $194 million for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to 2026 being a midterm election year and therefore having a higher number of political races and correspondingly more political advertising spending compared to 2025, which was an off-year election cycle.

The following table sets forth our primary types of programming and their approximate percentages of advertising revenue for the periods presented:

	Percent of Advertising Revenue for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Syndicated/Other programming	31%	39%	35%	39%
Local news	32%	29%	31%	29%
Sports programming (a)	18%	13%	15%	13%
Network programming (a)	17%	15%	16%	15%
Paid programming	2%	4%	3%	4%

(a)Sports programming includes both local and network sports programming. Network programming is exclusive of any network sports programming.

The following table sets forth our affiliate percentages of advertising revenue for the periods presented:

		Percent of Advertising Revenue for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	# of Channels	2026	2025	2026	2025
ABC	40	27%	30%	29%	29%
FOX	62	25%	22%	23%	22%
CBS	33	23%	19%	21%	20%
NBC	25	14%	14%	15%	13%
CW	44	3%	5%	3%	5%
MNT	43	2%	3%	2%	3%
Other	403	6%	7%	7%	8%
Total	650
Expenses

Media programming and production expenses. Media programming and production expenses increased $3 million for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to an increase related to costs associated with our network affiliation agreements as a result of increased contractual rates, partially offset by a decrease related to costs associated with stations we historically operated under JSA or SSA arrangements but now own and operate. Media programming and production expenses decreased $5 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to a decrease related to costs associated with stations we historically operated under JSA or SSA arrangements but now own and operate and a decrease in employee compensation, partially offset by an increase related to costs associated with our network affiliation agreements as a result of increased contractual rates.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $9 million for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to an increase in national sales commissions related to an increase in national political revenue. Media selling, general and administrative expenses increased $24 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to an $11 million increase in national sales commissions related to an increase in national political revenue, an increase related to the FCC consent decree entered into in June 2025 which resulted in a reversal of $10 million previously expensed, as further discussed in Litigation, Claims, and Regulatory Matters under Note 4. Commitments and Contingencies within the Consolidated Financial Statements, a $7 million increase in costs relating to our digital business, and a $4 million increase in employee compensation cost, partially offset by a $9 million decrease in information technology costs.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

(Gain) loss on asset dispositions and other, net. During the nine months ended September 30, 2025, we recognized $35 million of proceeds related to our cyber and directors and officers insurance policies, offset by a loss related to the sale of certain stations of approximately $8 million. See Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Depreciation and amortization expenses. Depreciation of property and equipment and amortization of definite-lived intangibles and other assets increased $3 million and $12 million for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to an increase in intangible assets related to our acquisitions during the first quarter of 2026 and the third quarter of 2025, as well as amortization expense associated with our FCC licenses which began on January 1, 2026. See Acquisitions and Station Disposals and Changes in Accounting Estimates under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements.

Amortization of program costs. The amortization of program costs decreased $5 million for both the three and nine months ended September 30, 2026, when compared to the same periods in 2025, primarily related to reduced programming renewal costs.

Interest expense including amortization of debt discount and deferred financing costs. Interest expense decreased $6 million for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to the repurchase of a portion of the Term Loan B-7 during the third quarter of 2026. Interest expense decreased $67 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to $68 million of one-time financing costs related to the financing transactions that occurred in the first quarter of 2025 and the repurchase of a portion of the Term Loan B-7 during the second and third quarter of 2026 and Term Loan B-6 during the second quarter of 2026. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements.

Gain on extinguishment of debt. For the three months ended September 30, 2026, STG repurchased $25 million aggregate principal amount of the Term Loan B-7 and the remaining $3 million aggregate principal amount of the Term Loan B-3 for consideration of $21 million and $3 million, respectively, and recorded a gain on extinguishment of the Term Loan B-7 of $4 million. For the nine months ended September 30, 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6, $97 million aggregate principal amount of the Term Loan B-7, and the remaining $3 million aggregate principal amount of the Term Loan B-3, for consideration of $85 million, $86 million, and $3 million, respectively. For the nine months ended September 30, 2026, we recorded a gain on extinguishment of $8 million for the Term Loan B-6 and $9 million for the Term Loan B-7. See Credit Agreement and Notes under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements. For the nine months ended September 30, 2025, we recorded a gain on extinguishment of the 4.125% Senior Secured Notes due 2030 and 5.125% Senior Notes due 2027 of $5 million and $7 million, respectively, and a loss on extinguishment of the Term Loan B-2 of $6 million.

Tennis Segment

The following table sets forth our revenue and expenses for our tennis segment for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase / (Decrease)
	2026	2025		2026	2025
Revenue:
Distribution revenue	$53	$52	2%	$164	$162	1%
Core advertising revenue	17	14	21%	44	38	16%
Other media revenue	1	1	—%	3	3	—%
Media revenue	$71	$67	6%	$210	$203	3%

Operating Expenses:
Media programming and production expenses	$39	$35	11%	$112	$101	11%
Media selling, general and administrative expenses (a)	16	15	7%	54	48	13%
Depreciation and amortization expenses	5	5	—%	15	15	—%
Corporate general and administrative expenses	1	1	—%	2	2	—%
Operating income	$10	$11	(9)%	$27	$37	(27)%

n/m - not meaningful
(a)Includes $3 million for both the three months ended September 30, 2026 and 2025 and $8 million for both the nine months ended September 30, 2026 and 2025 of intercompany expense related to certain services provided by the local media segment, which is eliminated in consolidation.

Revenue

Distribution revenue. Distribution revenue, which represents fees earned from Distributors for the right to distribute Tennis Channel, increased $1 million or 2% for the three months ended September 30, 2026, when compared to the same period in 2025. The increase is primarily due to low-single digit percentage increases in contractual rates, partially offset by a decrease in subscribers by a low-single digit percentage for the period. Distribution revenue increased $2 million or 1% for the nine months ended September 30, 2026, when compared to the same period in 2025. The increase is primarily due to mid-single digit percentage increases in contractual rates, partially offset by a decrease in subscribers by a mid-single digit percentage for the period.

Core advertising revenue. Core advertising revenue is primarily generated from sales of commercial time within Tennis Channel programming. Core advertising revenue increased $3 million and $6 million for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to stronger linear sales.

Expenses

Media programming and production expenses. Media programming and production expenses increased $4 million for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to an increase in tournament production costs. Media programming and production expenses increased $11 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to an increase in tournament production costs and employee compensation cost.

Media selling, general and administrative expenses. Media selling, general and administrative expenses increased $1 million for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to higher promotional expenses. Media selling, general and administrative expenses increased $6 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to increased employee compensation cost.

Corporate general and administrative expenses. See explanation under Corporate and Unallocated Expenses.

Other

The following table sets forth our revenue and expenses for our non-broadcast digital and internet solutions, technical services, and non-media investments (collectively, other) for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase / (Decrease)	Nine Months Ended September 30,		Percent Change Increase/(Decrease)
	2026	2025		2026	2025
Revenue:
Media revenue (a)	$38	$38	—%	$123	$91	35%
Non-media revenue (b)	$8	$10	(20)%	$23	$24	(4)%

Operating Expenses:
Media expenses	$29	$30	(3)%	$98	$74	32%
Non-media expenses (c)	$14	$12	17%	$38	$33	15%
(Gain) loss on asset dispositions and other, net	$—	$(11)	n/m	$8	$(11)	n/m
Operating income (loss)	$1	$14	(93)%	$(7)	$14	n/m
Loss from equity method investments	$—	$(2)	n/m	$(3)	$(7)	(57)%
Other income (expense), net	$8	$25	(68)%	$(25)	$(68)	(63)%

n/m - not meaningful
(a)Media revenue for the three and nine months ended September 30, 2026 includes $10 million and $27 million, respectively, and for the three and nine months ended September 30, 2025 includes $5 million and $14 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(b)Non-media revenues for the three and nine months ended September 30, 2026 includes $1 million and $2 million, respectively, and for the three and nine months ended September 30, 2025 includes $2 million and $3 million, respectively, of intercompany revenue related to certain services and sales provided to the local media segment, which is eliminated in consolidation.
(c)Non-media expenses for the nine months ended September 30, 2026 includes $1 million, and for the three and nine months ended September 30, 2025 includes $2 million and $3 million, respectively, of intercompany expense related to certain services and sales provided by the local media segment, which is eliminated in consolidation.

Revenue. Media revenue remained flat for the three months ended September 30, 2026, when compared to the same period in 2025. Media revenue increased $32 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to an increase in advertising revenue related to the acquisition of Digital Remedy which was not reflected for the full period within the prior year, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. Non-media revenue decreased $2 million and $1 million for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to a decrease in broadcast equipment sales.

Expenses. Media expenses increased $24 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to an increase in selling, general and administrative expenses related to the acquisition of Digital Remedy which was not reflected for the full period within the prior year, as discussed in Acquisitions and Station Disposals under Note 1. Nature of Operations and Summary of Significant Accounting Policies within the Consolidated Financial Statements. Non-media expenses increased $2 million for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to increased legal and consulting costs. Non-media expenses increased $5 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to increased employee compensation cost.

(Gain) loss on asset dispositions and other, net. During the nine months ended September 30, 2026, we recorded a non-cash impairment of $8 million related to one of our real estate investments.

Other income (expense), net. During the three months ended September 30, 2026 and 2025, we recognized fair value adjustment gains of $4 million and $19 million, respectively, associated with investments measured at fair value and NAV. During the nine months ended September 30, 2026 and 2025, we recognized fair value adjustment losses of $38 million and $84 million, respectively, associated with investments measured at fair value and NAV.

Corporate and Unallocated Expenses

The following table presents our corporate and unallocated expenses for the periods presented (in millions):

	Three Months Ended September 30,		Percent Change Increase/ (Decrease)	Nine Months Ended September 30,		Percent Change Increase/ (Decrease)
	2026	2025		2026	2025
Corporate general and administrative expenses	$38	$40	(5)%	$132	$137	(4)%
(Gain) loss on asset dispositions and other, net	$(2)	$(36)	(94)%	$10	$(19)	n/m
Income tax (provision) benefit	$(23)	$1	n/m	$23	$61	(62)%

n/m - not meaningful

The table above and explanations that follow cover total consolidated corporate and unallocated expenses.

Corporate general and administrative expenses. Corporate general and administrative expenses decreased $2 million for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to a decrease in employee compensation cost. Corporate general and administrative expenses decreased $5 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to a decrease in legal, consulting, and regulatory costs primarily related to the litigation discussed under Note 4. Commitments and Contingencies within the Consolidated Financial Statements.

(Gain) loss on asset dispositions and other, net. During the nine months ended September 30, 2026, we recorded a non-cash impairment of $8 million related to one of our real estate investments. During the nine months ended September 30, 2025 we recognized a loss of $8 million related to the sale of certain local media assets and a loss of $15 million related to the Marquee guarantee, as discussed in Debt of Variable Interest Entities and Guarantees of Third-Party Obligations under Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements, which were offset by gains of $45 million related to proceeds from our cyber and directors and officers insurance policies.

Income tax (provision) benefit. The effective tax rate for the three months ended September 30, 2026 was a provision of 34.1% as compared to a benefit of 188.6% during the same period in 2025. The decrease in the effective tax rate for the three months ended September 30, 2026, when compared to the same period in 2025, is primarily due to a small book loss in 2025 compared to book income in 2026.

The effective tax rate for the nine months ended September 30, 2026 was a benefit of 63.0% as compared to a benefit of 22.1% during the same period in 2025. The increase in the effective tax rate for the nine months ended September 30, 2026, when compared to the same period in 2025, is primarily due to a 2026 release of a valuation allowance on certain state net operating losses resulting from a change in the filing methodology that impacted the realizability of the associated deferred tax assets and an accrual of interest income attributable to prior years’ pending income tax refund claims.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, we had net working capital of approximately $704 million, including $659 million in cash and cash equivalent balances, of which $170 million relates to our local media business, and $724 million of available borrowing capacity, including $574 million under the Credit Agreement and $150 million under the A/R Facility. As of September 30, 2026, we expected cash on hand, cash generated by our operations, and borrowing capacity under the Credit Agreement and the A/R Facility to be used as our primary sources of liquidity.

The First-Out Revolving Credit Facility includes a financial maintenance covenant, the first-out first lien leverage ratio (as defined in the Credit Agreement), which requires such ratio not to exceed 3.5x, measured as of the end of each fiscal quarter, which is only applicable if 35% or more of the capacity (as a percentage of total commitments) under the First-Out Revolving Credit Facility, measured as of the last day of each fiscal quarter, is utilized as of such date. Since there was no utilization under the First-Out Revolving Credit Facility as of September 30, 2026, STG was not subject to the financial maintenance covenant under the Credit Agreement. As of September 30, 2026, the STG first-out first lien leverage ratio was below 3.5x. The Credit Agreement contains other restrictions and covenants with which STG was in compliance as of September 30, 2026.

In April 2026, STG repurchased $93 million aggregate principal amount of the Term Loan B-6 and $72 million aggregate principal amount of the Term Loan B-7, both at discounts to face value, and paid down $150 million of the borrowings under the revolving A/R Facility.

In July 2026, STG repurchased $25 million aggregate principal amount of the Term Loan B-7 and the remaining $3 million aggregate principal amount of the Term Loan B-3, both at discounts to face value, and canceled the remaining $38 million of available borrowing capacity under the Amended Credit Agreement.

During the nine months ended September 30, 2026, we entered into agreements which increased estimated contractual amounts owed for programming rights by $886 million which have terms that extend into 2030. There were no other material changes to our contractual cash obligations as of September 30, 2026.

We anticipate that existing cash and cash equivalents, cash flow from the local media segment’s operations, and borrowing capacity under the Credit Agreement and the A/R Facility will be sufficient to satisfy the local media segment’s debt service obligations, capital expenditure requirements, and working capital needs for the next twelve months. We anticipate that existing cash and cash equivalents and cash flow from the tennis segment and other’s operations will be sufficient to satisfy the tennis segment’s and other’s capital expenditure requirements and working capital needs for the next twelve months. However, certain factors, including but not limited to the war in Ukraine, conflict in the Middle East, other geopolitical matters, natural disasters, pandemics and their resulting effect on the economy, our advertisers, and our Distributors and their subscribers, could affect our liquidity and first-out first lien leverage ratio which could affect our ability to access the full borrowing capacity under the Credit Agreement. In addition to the sources described above, we may rely upon various sources for long-term liquidity needs, such as but not limited to, the issuance of long-term debt, the issuance of equity, the issuance of Ventures equity or debt, or other instruments convertible into or exchangeable for equity, or the sale of assets. However, there can be no assurance that additional financing or capital or buyers of assets will be available, or that the terms of any transactions will be acceptable or advantageous to us.

Sources and Uses of Cash

The following table sets forth our cash flows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash flows from (used in) operating activities	$129	$(36)	$238	$91

Cash flows used in investing activities:
Acquisition of property and equipment	$(20)	$(22)	$(55)	$(55)
Acquisition of businesses, net of cash acquired	—	—	(15)	(25)
Purchases of investments	(16)	(6)	(24)	(26)
Distributions and proceeds from investments	—	—	45	13
Other, net	9	—	13	—
Net cash flows used in investing activities	$(27)	$(28)	$(36)	$(93)

Cash flows used in financing activities:
Proceeds from notes payable and commercial bank financing	$—	$—	$—	$1,430
Repayments of notes payable, commercial bank financing, and finance leases	(29)	(6)	$(344)	$(1,420)
Dividends paid on Class A and Class B Common Stock	(19)	(18)	(55)	(52)
Debt issuance costs	—	—	—	(110)
Distributions to noncontrolling interests	(1)	(2)	(4)	(8)
Other, net	2	—	(6)	(9)
Net cash flows used in financing activities	$(47)	$(26)	$(409)	$(169)

Operating Activities

Net cash flows from our operating activities increased for both the three and nine months ended September 30, 2026, when compared to the same periods in 2025, primarily due to an increase in cash collections related to political revenue and an increase in cash collections from Distributors, partially offset by an increase in production and overhead costs.

Investing Activities

Net cash flows used in our investing activities remained relatively flat for the three months ended September 30, 2026, when compared to the same period in 2025. Net cash flows used in our investing activities decreased for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to an increase in distributions and proceeds from investments in 2026 and the acquisition of Digital Remedy in the first quarter of 2025.

Financing Activities

Net cash flows used in our financing activities increased for the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to the repurchase of a portion of the Term Loan B-7 and the remaining Term Loan B-3 during the third quarter of 2026. Net cash flows used in our financing activities increased for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to the repurchase of a portion of the Term Loan B-6 and Term Loan B-7 and the pay down of borrowings under the A/R Facility during the second quarter of 2026 and the repurchase of a portion of the Term Loan B-7 and the remaining Term Loan B-3 during the third quarter of 2026. See Note 3. Notes Payable, Finance Leases, and Commercial Bank Financing within the Consolidated Financial Statements for further information.

We declared a quarterly dividend of $0.25 per share in August 2026 and $0.25 per share in November 2026. Future dividends on our shares of common stock, if any, will be at the discretion of our Board of Directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions, and other factors that our Board of Directors may deem relevant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2026.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Sinclair’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
31.2	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(a) of the Exchange Act (15 U.S.C. § 7241).
32.1**	Certification by Christopher S. Ripley, as Chief Executive Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
32.2**	Certification by Narinder K. Sahai, as Chief Financial Officer of Sinclair, Inc., pursuant to Rule 13a-14(b) of the Exchange Act and § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350).
101	The Company’s Consolidated Financial Statements and related Notes for the quarter ended September 30, 2026 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (included in Exhibit 101).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of November 2026.

SINCLAIR, INC.

By:	/s/ David R. Bochenek
David R. Bochenek
Senior Vice President/Chief Accounting Officer
(Authorized Officer and Chief Accounting Officer)